Form 10QSB
period 1997-09-30
PERCEPTRONICS INC
filed 1997-11-14
CIK 710217

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934.
    For the quarterly period ended     September 30, 1997
                                   ---------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from            to
                                            ------------  --------------

                        Commission file number 0-12382
                                               -------

                             Perceptronics, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


               Delaware                                 95-2577731
    -------------------------------          ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                21010 Erwin Street, Woodland Hills, CA  91367
                ---------------------------------------------
                   (Address of principal executive offices)

                                (818)884-7470
                         ---------------------------
                         (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No    X
   ----------   ---------

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock:  $.001 par value, outstanding at September 30, 1997:
4,469,287

    Transitional Small Business Disclosure Format (Check one):
         Yes         No     X
            --------   -----------

                                     INDEX

                     PERCEPTRONICS, INC. AND SUBSIDIARY



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

    (a) Consolidated condensed balance sheets, Perceptronics, Inc. and subsidiary, September 30, 1997 and March 31, 1997.

    (b) Consolidated condensed statements of operations, Perceptronics, Inc. and subsidiary, three and six months ended September 30, 1997 and 1996.

    (c) Consolidated condensed statements of cash flows, Perceptronics, Inc. and subsidiary, six months ended September 30, 1997 and 1996.

    (d)  Notes to consolidated condensed financial statements.


Item 2. Management's discussion and analysis of financial condition and results of operations.



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      PERCEPTRONICS, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



                                                 Sept. 30, 1997  March 31, 1997
                                                 --------------  --------------
CURRENT ASSETS
  Cash and short-term investments .. . . . . . .    $     5,993   $   135,318
  Restricted cash .. . . . . . . . . . . . . . .          -            35,742
  Receivables
     Billed - Note C.. . . . . . . . . . . . . .        302,159       326,636
     Unbilled - Note C . . . . . . . . . . . . .        516,602     1,647,894
     Other receivables . . . . . . . . . . . . .         40,578        40,454
  Inventory - Note D . . . . . . . . . . . . . .        186,355       186,355
  Prepaid expenses . . . . . . . . . . . . . . .         37,817       221,919
                                                    -----------   -----------
     TOTAL CURRENT ASSETS .. . . . . . . . . . .      1,089,504     2,594,318



EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost. . .        740,855       706,746
  Less accumulated depreciation and
     amortization  . . . . . . . . . . . . . . .        700,940       695,134
                                                    -----------   -----------
                                                         39,915        11,612


DEFERRED SOFTWARE DEVELOPMENT  . . . . . . . . .
Net of Amortization of $275,879 September 30, 1997,
$271,442 March 31, 1997. . . . . . . . . . . . .          4,437         8,874
DEFERRED TAXES.. . . . . . . . . . . . . . . . .        932,566       932,566
OTHER ASSETS.. . . . . . . . . . . . . . . . . .         23,715        39,045
                                                    -----------   -----------
     TOTAL ASSETS  . . . . . . . . . . . . . . .    $ 2,090,137   $ 3,586,415
                                                    -----------   -----------
                                                    -----------   -----------





           See notes to consolidated condensed financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                  (continued)




                                                 Sept. 30, 1997  March 31, 1997
                                                 --------------  --------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion of long term debt. . . . . . .    $    39,173   $   124,307
  Short term loans payable . . . . . . . . . . .         50,000     1,587,569
  Accounts payable . . . . . . . . . . . . . . .        967,604       834,491
  Accrued compensation . . . . . . . . . . . . .        194,846       150,341
  Notes to officers and directors. . . . . . . .          4,000         4,000
  Advance from customers.. . . . . . . . . . . .            -          35,742
  Other accrued liabilities. . . . . . . . . . .        199,409       236,730
                                                    -----------   -----------
     TOTAL CURRENT LIABILITIES . . . . . . . . .      1,455,032     2,973,180

LONG TERM DEBT
  Long term debt, net of current portion . . . .        419,317       438,306

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - par value $.001 . . . . . . . .          4,469         4,469
  Additional paid-in capital.. . . . . . . . . .     12,231,218    12,231,218
  Retained deficit . . . . . . . . . . . . . . .    (12,019,899)  (12,060,758)
                                                    -----------   -----------

     TOTAL SHAREHOLDERS' EQUITY. . . . . . . . .        215,788       174,929
                                                    -----------   -----------


     TOTAL LIABILITIES & SHAREHOLDERS'
        EQUITY.. . . . . . . . . . . . . . . . .    $ 2,090,137   $ 3,586,415
                                                    -----------   -----------
                                                    -----------   -----------









               See notes to consolidated condensed financial statements

                      PERCEPTRONICS, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                           Three Months                   Six Months
                                                        Ended September 30,           Ended September 30,
                                                        1997           1996           1997           1996
                                                        ----           ----           ----           ----

TOTAL REVENUES . . . . . . . . . . . . . . . . .    $    568,800   $    565,970   $  1,547,409   $  1,221,480

COST AND EXPENSES
  Cost of sales  . . . . . . . . . . . . . . . .         390,766        458,723      1,045,742      1,087,200
  General and administrative . . . . . . . . . .         201,440        171,463        374,813        423,284
  Research and development . . . . . . . . . . .              -           7,145             -           8,402
                                                    ------------   ------------    -----------   ------------
TOTAL COST AND EXPENSES  . . . . . . . . . . . .         592,206        637,331      1,420,555      1,518,886


INCOME (LOSS) FROM OPERATIONS. . . . . . . . . .         (23,406)       (71,361)       126,854       (297,406)
     Interest expense. . . . . . . . . . . . . .           3,844         24,447         84,395         59,647
                                                    ------------   ------------    -----------   ------------

INCOME (LOSS) BEFORE
     INCOME TAXES  . . . . . . . . . . . . . . .         (27,250)       (95,808)        42,459       (357,053)
      Income taxes . . . . . . . . . . . . . . .             800             -           1,600             -
                                                    ------------   ------------    -----------   ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . .    $    (28,050)  $    (95,808)   $    40,859   $   (357,053)
                                                    ------------   ------------    -----------   ------------
                                                    ------------   ------------    -----------   ------------

Net income (loss) per common
   and common equivalent share-Note F. . . . . .        $   (.01)      $   (.03)       $   .01        $  (.09)
                                                    ------------   ------------    -----------   ------------
                                                    ------------   ------------    -----------   ------------

Weighted average common and
common equivalent shares - Note F. . . . . . . .       4,471,568      4,041,365      4,471,063      4,063,897
                                                    ------------   ------------    -----------   ------------
                                                    ------------   ------------    -----------   ------------








           See notes to consolidated condensed financial statements

                     PERCEPTRONICS, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Months
                                                        Ended September 30,
                                                         1997         1996
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  (loss).. . . . . . . . . . . . . .       $ 40,859    $ (357,053)
  Non-cash items included in income:
    Depreciation and amortization. . . . . . . .         10,243        74,681
  (Increase) decrease in:
    Receivables  . . . . . . . . . . . . . . . .      1,155,645       324,878
    Inventory  . . . . . . . . . . . . . . . . .             -         38,790
    Prepaid expenses . . . . . . . . . . . . . .        184,102        (5,297)
    Other assets . . . . . . . . . . . . . . . .         15,330          (300)
  Increase (decrease) in:
    Accounts payable . . . . . . . . . . . . . .        133,113      (114,000)
    Accrued compensation . . . . . . . . . . . .         44,505         9,443
    Other accrued liabilities  . . . . . . . . .        (37,321)      107,498
    Advance from customer. . . . . . . . . . . .        (35,742)     (268,300)
                                                      ---------      --------
  NET CASH FLOWS  PROVIDED (USED) BY
    OPERATING ACTIVITIES . . . . . . . . . . . .      1,510,734      (189,660)

CASH FLOWS FROM INVESTING  ACTIVITIES
  Capital additions. . . . . . . . . . . . . . .        (34,109)           -
                                                      ---------      --------
    NET CASH FLOWS (USED) BY INVESTING
      ACTIVITIES.. . . . . . . . . . . . . . . .        (34,109)           -

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments of export financing . . . . . . .     (1,537,569)           -
  Settlement of note payable . . . . . . . . . .       (500,000)           -
  Proceeds from new long term debt . . . . . . .        400,000            -
  Principal payments on debt . . . . . . . . . .         (4,123)      (37,072)
                                                      ---------      --------
    NET CASH FLOWS (USED) BY FINANCING
    ACTIVITIES . . . . . . . . . . . . . . . . .     (1,641,692)      (37,072)

      DECREASE IN CASH AND CASH EQUIVALENTS. . .       (165,067)     (226,732)

      CASH AND CASH EQUIVALENTS
        AT THE BEGINNING OF THE PERIOD . . . . .        171,060       317,778
                                                      ---------      --------
      CASH AND CASH EQUIVALENTS
      AT THE END OF THE PERIOD . . . . . . . . .      $   5,993     $  91,046
                                                      ---------      --------
                                                      ---------      --------
CASH PAID DURING THE PERIOD
  Interest . . . . . . . . . . . . . . . . . . .      $  64,833     $   4,626
  Income taxes . . . . . . . . . . . . . . . . .      $   1,600     $      -



          See notes to consolidated condensed financial statements

                     PERCEPTRONICS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A. UNAUDITED, CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

The unaudited, condensed, consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six and three month periods ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further at September 30, 1997, current liabilities exceed current assets by $366,000. The Company is continuing to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $750,000 at October 31, 1997 were past due and a number of vendors are requiring cash in advance or on delivery terms for goods and services. The Company's average monthly cash receipts have been sufficient to meet current operating requirements but not sufficient to allow the company to make satisfactory progress towards liquidating its past due obligations. In order to conserve cash, management has reduced staff, employee benefits, and other operating expenditures. Even if the Company overcomes its short-term liquidity problems, the ability of the Company to successfully cut costs and generate sufficient revenues to produce adequate positive cash flows cannot be predicted. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

Perceptronics, Inc., (the "Company") designs, develops and manufactures computer-based simulation systems for training and decision support.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics, Inc., (the "Company") and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

INVENTORY: Inventory is stated at cost, which is not in excess of market. Cost is determined principally by the first-in, first-out method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:   Equipment and leasehold improvements
are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives, which range from 3 to 5 years. Amortization of leasehold improvements is provided for by the straight-line method over the shorter of the useful lives or the terms of the leases.

SOFTWARE DEVELOPMENT COSTS: Software development costs are stated at the lower of cost or net realizable value. Such costs are amortized on a product-by-product basis, commencing when a product is available for general release to customers. The annual amortization expense is the greater of the amount computed using the straight-line method over the remaining estimated economic life of the product.

REVENUE RECOGNITION: All sales were recorded using the percentage-of-completion (cost to cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) are incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion. General and administrative expenses in excess of rates billed on contracts are recorded in the period incurred. Costs related to anticipated future losses on contracts are accrued and charged to expense in the period when the losses are identified.

INCOME TAXES: Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes. Deferred income taxes are the result of the recognition of tax benefits that management expects to realize from the utilization of net operating loss carryforwards. The amounts recorded are net of a valuation allowance and represent management's estimate of the amount that is more likely than not to be realized.

PER SHARE DATA: Per share data is based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding using the treasury stock method.

NOTE C.   RECEIVABLES

Billed receivables at March 31, 1997 and September 30, 1997 are $326,636 and $302,159 respectively. These balances represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at the end of the respective periods.

Unbilled receivables at March 31, 1997 and September 30, 1997 are $1,647,894 and $516,602 respectively. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contracts.

The amount of contract retention included in unbilled receivables was $96,000 at March 31, 1997 and $164,302 at September 30, 1997.

NOTE D.  INVENTORY

 A summary of the components of inventory follows:

                                        SEPT. 30, 1997      March 31,  1997
                                        --------------      ---------------

Raw materials and component parts          $186,355            $186,355
                                           --------            --------

                                           $186,355            $186,355
                                           --------            --------
                                           --------            --------

NOTE E - LONG TERM DEBT

Long-term debt included the following at September 30 and  March 31, 1997:

                                                          Sept. 30, 1997      March 31, 1997

Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.      $  57,980            $  60,739

Note Payable - Small Business Administration, secured by
company assets, payable in monthly installments of $278
including interest at 8% per annum, due December 1997.            510                1,874

Unsecured Note Payable - Lockheed Martin Fairchild (LMF)
resulting from PGTS contract settlement.                            -              500,000

Note Payable - Bank guaranteed by Small Business
Administration, secured by company assets, payable
in monthly installments of $4,374 including interest
at prime rate plus 2.75 percentage points, due
November 2002.                                                200,000                    -

Note Payable - Export customer bearing interest
at 12% annually payable monthly $2,000, principal
to be repaid by September 1999.                               200,000                    -
                                                          -----------            ---------

                                                              458,490              562,613
Current portion of long-term notes payable                     39,173              124,307
                                                          -----------            ---------
                                                            $ 419,317            $ 438,306
                                                          -----------            ---------
                                                          -----------            ---------


On September 30, 1997 the Company reached a settlement with Lockheed Martin Fairchild to pay $500,000 to discharge the note in full including accrued interest. The funds required to discharge the Lockheed Martin Fairchild unsecured promissory note were obtained from other lenders. The Company entered into a $200,000 note with a bank which is guaranteed by SBA which bears interest at prime interest rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also entered into a $200,000 note with an export customer that bears interest at 12 percent and is to be repaid in September 1999 or possibly earlier with proceeds from the final payment on the $1.5 million TOW PGTS contract expected to occur by June 1998. The Company funded $100,000 of the settlement from operating cash flow.

Maturities of long-term debt are as follows:

      September 30,

          1998         $     39,173
          1999              240,756
          2000               45,013
          2001               49,751
          2002               55,025
      Thereafter             28,773
                       ------------
                       $    458,490
                       ------------
                       ------------


NOTE F.  NET INCOME PER SHARE

The calculation of net income per share was determined by dividing net income by the weighted average common and common equivalent shares outstanding when dilutive. Primary earnings per share approximates diluted earnings per share for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's third quarter ended December 31, 1997, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. Management does not expect that the presentation required by SFAS No. 128 to materially differ from the current presentation of earnings per share.

Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

Perceptronics, Inc., (the "Company") designs, develops and manufactures computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software and systems are used to enhance command and control operations, for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's business is in the foreign defense industry where the Company has built an international reputation.

RESULTS OF OPERATIONS

NET SALES. Net sales for the six months ended September 30, 1997 increased by $326,000 or 27% compared to the comparable six month period in the subsequent fiscal year. Sales of training simulator systems increased $404,000 or 59% as a result of increased export sales of TOW PGTS simulator systems. Simulation network technology sales decreased $129,000 or 26% as a result of reduced activity on U. S. Government cost reimbursable contracts. Science technology and software product sales increased $50,000 primarily due to a contract for design of a medication dispenser monitoring device. Net sales for the three months ended September 30, 1997 increased by $3,000 or 0.5% compared to the comparable three month period in the subsequent fiscal year. Sales of training simulator systems were lower by $95,000 or 24% in the current three month period primarily the result of an export contract for TOW PGTS systems spare parts during the comparable three month period in the prior fiscal year. Simulation network technology sales were higher by $65,000 or 43% as a result of increased activity on U.S. Government cost reimbursable contracts. Science technology and software product sales increased $33,000 primarily due to the contract noted above. Sales during the three month period ended September 30, 1997 were adversely affected by delays in obtaining export financing needed to accelerate production of TOW PGTS training systems. The export financing was obtained early in October 1997.

COST OF SALES. Cost of sales for the six months ended September 30, 1997 decreased 4%. Cost of sales as a percentage of sales decreased to 68% for the six month period from 89% in the comparable six month period in the prior fiscal year. The decrease in cost of sales as a percentage of sales in the six month period resulted from the increased sales of higher margin foreign contracts and the reduced sales of lower margin government contracts. Cost of sales for the three months ended September 30, 1997 decreased 15%, as a result of improved profit margins on contracts in process. Cost of sales as a percentage of sales decreased to 69% for the three month period from 81% in the comparable three month period in the prior fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 17% in the three month period and decreased 12% in the six month period compared to comparable periods in the prior fiscal year. The increase in the three month period was primarily the result of management and administrative employees not working on direct contracts to the extent they did in prior periods, thus a larger portion of their salaries were allocated to general and administrative expense.

INTEREST EXPENSE. Interest expense decreased 84% to $4,000 in the three month period because there was no export financing outstanding during the period. During the six month period ended September 30, 1997 interest expense increased 42% to $84,000 as a result of export financing that was repaid in June 1997.

BACKLOG. The Company's firm contract backlog was $4.8 million at September 30, 1997, compared to $2.4 million at September 30, 1996. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. Included in the September 30, 1997 backlog is a contract with the Egyptian government for TOW PGTS training systems, $3.0 million, which was signed in July 1997. The Egyptian contract is currently being reviewed by the U. S. Government who is involved in funding the contract. Because of the anticipated timing of receipt of the approval, a substantial portion of the Egyptian contract will not be realized during this fiscal year. All other contracts in the September 30, 1997 backlog are funded and all contracts in the September 30, 1996 backlog were funded.

LIQUIDITY AND CAPITAL RESOURCES.

With cash balances of $6,000 at September 30, 1997, the Company's principal source of liquidity is cash flow generated by operations. The Company had negative working capital of $366,000 at September 30, 1997, compared to negative working capital of $379,000 at March 31, 1997. The Company has experienced severe liquidity problems and continues to have difficulty in meeting its obligations as they come due. At October 31, 1997, payments to vendors totaling $750,000 are past due and are being liquidated as positive cash flow permits. The lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note A of the Notes to Consolidated Financial Statements which is hereby incorporated herein by reference.

The Company's short-term strategy is to increase its domestic and foreign defense contract revenue base in order to generate sufficient cash flow for operations and to reduce outstanding current liabilities. The Company's long-term strategy will continue to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to reduce the Company's dependence on defense contracts. The Company's ability to pursue its long-term strategy will depend on generating sufficient cash flow from operations to finance new product development. There can be no assurance that this strategy will be successful. The Company is exploring alternative sources for financing as well as potential business combinations in order to meet the short and long-term objectives.

With respect to the current export contracts for TOW PGTS training systems, the Company plans to utilize an export credit facility similar to export financing on previous contracts. In October 1997, an export credit facility was obtained from a commercial lender in the amount of $833,000. The credit facility is guaranteed by the U.S. Small Business Administration (SBA) and borrowings occur on the credit facility as work progresses on the contract. The borrowings bear interest at 3.0 points above prime rate and are secured by a lien placed on the Company's general assets. The Company presently has applied for a similar export credit facility from the same commercial lender which would be guaranteed by the California Export Finance Office (CEFO) to fund additional work. The Company is also exploring various financing options related to the anticipated start of the Egypt contract.

On September 30, 1997, the Company reached a settlement with Lockheed Martin Fairchild to pay $500,000 to discharge an unsecured note payable with a face value of $1,225,000 that resulted from a contract settlement in fiscal year 1995. The funds required to discharge the Lockheed Martin Fairchild unsecured promissory note were obtained from other lenders. The Company entered into a $200,000 note with a bank which is guaranteed by the SBA which bears interest at prime interest plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also entered into a $200,000 note with an export customer that bears interest at 12 percent annually and is to be repaid in September 1999 or possibly earlier with proceeds from the final payment of a $1.5 million TOW PGTS contract expected to occur by June 1998. The Company funded $100,000 of the settlement from operating cash flow.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

     (a)  The following exhibits are filed herewith:

          10.1 Loan agreement and note dated September 23, 1997 between the Company and The Pacific Bank.

          10.2 Promissory note dated September 22, 1997 between the Company and Applied Controls Technology.

          11.1   Computation of Earnings Per Share.

          27     Financial Data Schedules.

     (b) The Registrant filed no report on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Perceptronics, Inc.
                                       ---------------------------------
                                       Registrant



Date: November 12, 1997                /s/  ROBERT E. ANDERSON
     -------------------               ---------------------------------
                                       Robert E. Anderson
                                       Senior Vice President Finance
                                       (Principal Financial & Accounting
                                       Officer)

                               INDEX TO EXHIBITS




10.1 Loan agreement and note dated September 23, 1997 between the Company and The Pacific Bank.

10.2 Promissory note dated September 22, 1997 between the Company and Applied Controls Technology.

11.1      Computation of Earnings Per Share.

27        Financial Data Schedules.