Form 10QSB
period 1997-12-31
PERCEPTRONICS INC
filed 1998-02-12
CIK 710217

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934.

     For the quarterly period ended December 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _____________________ to __________________

                           Commission file number 0-12382

                                  Perceptronics, Inc.
         ----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


                  Delaware                                95-2577731
--------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

                   21010 Erwin Street, Woodland Hills, CA  91367
                   ---------------------------------------------
                      (Address of principal executive offices)

                                   (818)884-7470
                            --------------------------
                            (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No   X
    ----      ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock:  $.001 par value, outstanding at December 31, 1997:
4,469,287

     Transitional Small Business Disclosure Format (Check one):
          Yes          No    X
              -----        -----

                                       INDEX

                         PERCEPTRONICS, INC. AND SUBSIDIARY



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

    (a) Consolidated condensed balance sheets, Perceptronics, Inc. and subsidiary, December 31, 1997 and March 31, 1997.

    (b) Consolidated condensed statements of income, Perceptronics, Inc. and subsidiary, three and nine months ended December 31, 1997 and 1996.

    (c) Consolidated condensed statements of cash flows, Perceptronics, Inc. and subsidiary, nine months ended December 31, 1997 and 1996.

    (d)   Notes to consolidated condensed financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                         PERCEPTRONICS, INC. AND SUBSIDIARY
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (UNAUDITED)

                                                  Dec. 31, 1997  March 31, 1997
                                                  -------------  --------------
CURRENT ASSETS
   Cash and short-term investments...........     $    134,186   $    135,318
   Restricted cash ..........................            -             35,742
   Receivables
      Billed - Note C........................          258,297        326,636
      Unbilled - Note C .....................        1,318,863      1,647,894
      Other receivables .....................           18,252         40,454
   Inventory - Note D........................          186,355        186,355
   Prepaid expenses .........................          126,178        221,919
                                                   -----------    -----------
      TOTAL CURRENT ASSETS ..................        2,042,131      2,594,318



EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost .          754,760        706,746
   Less accumulated depreciation and
      amortization ..........................          704,356        695,134
                                                   -----------    -----------
                                                        50,404         11,612

DEFERRED SOFTWARE DEVELOPMENT
Net of Amortization of $278,097 December 31, 1997,
$271,442 March 31, 1997......................            2,219          8,874
DEFERRED TAXES...............................          932,566        932,566
OTHER ASSETS.................................           23,715         39,045
                                                   -----------    -----------
      TOTAL ASSETS ..........................      $ 3,051,035    $ 3,586,415
                                                   -----------    -----------
                                                   -----------    -----------



             See notes to consolidated condensed financial statements

                      PERCEPTRONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                  (continued)


                                                  Dec. 31, 1997   March 31, 1997
                                                  -------------   --------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Portion of long term debt ..........   $     39,559    $   124,307
   Short term loans payable ...................      1,144,064      1,587,569
   Accounts payable ...........................        748,372        834,491
   Accrued compensation .......................        220,528        150,341
   Notes to officers and directors ............          4,000          4,000
   Advance from customers......................            -           35,742
   Other accrued liabilities ..................        215,165        236,730
                                                  ------------    -----------
      TOTAL CURRENT LIABILITIES ...............      2,371,688      2,973,180

LONG TERM DEBT
   Long term debt, net of current portion......        409,079        438,306

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - par value $.001 ..............         4,469          4,469
   Additional paid-in capital ..................    12,231,218     12,231,218
   Retained deficit ............................   (11,965,419)   (12,060,758)
                                                  ------------    -----------
      TOTAL SHAREHOLDERS' EQUITY................       270,268        174,929
                                                  ------------    -----------
      TOTAL LIABILITIES & SHAREHOLDERS'
           EQUITY............................... $   3,051,035    $ 3,586,415
                                                  ------------    -----------
                                                  ------------    -----------


             See notes to consolidated condensed financial statements

                         PERCEPTRONICS, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (UNAUDITED)



                                                         Three Months                      Nine Months
                                                       Ended December 31,               Ended December 31,
                                                      --------------------             --------------------
                                                      1997            1996             1997            1996
                                                      ----            ----             ----            ----
TOTAL REVENUES ............................       $  1,031,115   $  835,884       $ 2,578,524      $ 2,057,364

COST AND EXPENSES
   Cost of sales ..........................            706,653      573,504         1,752,395        1,660,704
   General and administrative .............            211,356      173,788           586,169          597,072
   Research and development ...............               -            -                 -               8,402
                                                  ------------   ----------       -----------      -----------
TOTAL COST AND EXPENSES ...................            918,009      747,292         2,338,565        2,266,178


INCOME (LOSS) FROM OPERATIONS...............           113,105       88,592           239,959         (208,814)
     Interest expense.......................            59,075       60,742           143,470          120,389
                                                  ------------   ----------       -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES...........            54,030       27,850            96,489         (329,203)
     Income taxes...........................              (449)         -               1,151             -
                                                  ------------   ----------       -----------      -----------
NET INCOME (LOSS)...........................         $  54,479    $  27,850       $    95,338      $  (329,203)
                                                  ------------   ----------       -----------      -----------
                                                  ------------   ----------       -----------      -----------

Basic earnings (loss) per common
share - Note F..............................         $   .01      $   .01         $     .02         $  (.08)
                                                  ------------   ----------       -----------      -----------
                                                  ------------   ----------       -----------      -----------

Diluted earnings (loss) per common
share - Note F..............................         $   .01      $   .01         $     .02         $  (.08)
                                                  ------------   ----------       -----------      -----------
                                                  ------------   ----------       -----------      -----------

Basic shares outstanding - Note F...........         4,469,287    3,863,732         4,469,287        3,863,732
                                                  ------------   ----------       -----------      -----------
                                                  ------------   ----------       -----------      -----------

Diluted shares outstanding - Note F.........         4,520,177    3,863,732         4,482,313        3,967,601
                                                  ------------   ----------       -----------      -----------
                                                  ------------   ----------       -----------      -----------


              See notes to consolidated condensed financial statements

                         PERCEPTRONICS, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                               Nine Months
                                                             Ended December 31
                                                         -----------------------
                                                            1997            1996
                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)...........................,      $    95,339       $(329,203)
   Non-cash items included in income:
      Depreciation and amortization ............           15,877         111,920
   (Increase) decrease in:
      Receivables ..............................          419,572          16,571
      Inventory ................................             -             54,900
      Prepaid expenses .........................           95,741        (342,964)
      Other assets .............................           15,330            (300)
   Increase (decrease) in:
      Accounts payable .........................          (86,119)       (141,931)
      Accrued compensation .....................           70,187         (18,677)
      Other accrued liabilities ................          (21,565)         69,371
      Advance from customer.....................          (35,742)       (268,300)
                                                       ----------       ---------
          NET CASH FLOWS PROVIDED (USED) BY
             OPERATING ACTIVITIES ..............          568,620        (848,613)

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital additions.........................          (48,014)           -
                                                       ----------       ---------
          NET CASH FLOWS (USED) BY INVESTING
             ACTIVITIES.........................          (48,014)           -

CASH FLOWS FROM FINANCING ACTIVITIES
   Net of proceeds and (payments) of export
      financing ................................         (443,505)        853,012
   Settlement of note payable ..................         (500,000)           -
   Proceeds from new long term debt ............          400,000            -
   Principal payments on debt ..................          (13,975)        (44,621)
                                                       ----------       ---------
      NET CASH FLOWS (USED) BY FINANCING
      ACTIVITIES................................         (557,480)        808,391

         DECREASE IN CASH AND CASH EQUIVALENTS .          (36,874)        (40,222)

         CASH AND CASH EQUIVALENTS
           AT THE BEGINNING OF THE PERIOD ......          171,060         317,778
                                                       ----------       ---------
         CASH AND CASH EQUIVALENTS
           AT THE END OF THE PERIOD ............      $   134,186       $ 277,556
                                                       ----------       ---------
                                                       ----------       ---------

 CASH PAID DURING THE PERIOD
   Interest ....................................      $   232,927       $  38,580
   Income taxes ................................      $     1,151       $    -


              See notes to consolidated condensed financial statements

                         PERCEPTRONICS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A.  UNAUDITED, CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

The unaudited, condensed, consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine and three month periods ended December 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in past years. In addition, the Company continues to require substantial amounts of working capital in its operations. Further at December 31, 1997, current liabilities exceed current assets by $330,000. The Company is continuing to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $600,000 at December 31, 1997 were past due and a number of vendors are requiring cash in advance or on delivery terms for goods and services. The Company's average monthly cash receipts have been sufficient to meet current operating requirements but not sufficient to allow the company to make satisfactory progress towards liquidating its past due obligations. In order to conserve cash, management has reduced staff, employee benefits, and other operating expenditures. Even if the Company overcomes its short-term liquidity problems, the ability of the Company to successfully cut costs and generate sufficient revenues to produce adequate positive cash flows cannot be predicted. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE C.   RECEIVABLES

Billed receivables at March 31, 1997 and December 31, 1997 are $326,636 and $258,297 respectively. These balances represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at the end of the respective periods.

Unbilled receivables at March 31, 1997 and December 31, 1997 are $1,647,894 and $1,318,863 respectively. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contracts.

The amount of contract retention included in unbilled receivables was $96,000 at March 31, 1997 and $147,424 at December 31, 1997.

NOTE D.  INVENTORY

A summary of the components of inventory follows:

                                           December 31, 1997   March 31,  1997
                                           -----------------   ---------------
     Raw materials and component parts         $186,355          $186,355
                                               --------          --------
                                               $186,355          $186,355
                                               --------          --------
                                               --------          --------

NOTE E - LONG TERM DEBT

Long-term debt included the following at December 31 and  March 31, 1997:

                                                                  DEC. 31, 1997      MARCH 31, 1997
                                                                  -------------      --------------
Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.             $   56,135          $   60,739

Note Payable - Small Business Administration, secured by
company assets, payable in monthly installments of $278
including interest at 8% per annum, due December 1997.                      -               1,874

Unsecured Note Payable - Lockheed Martin Fairchild (LMF)
 resulting from PGTS contract settlement.                                   -             500,000

Note Payable - Bank guaranteed by Small Business
Administration, secured by company assets, payable
in monthly installments of $4,374 including interest
at prime rate plus 2.75 percentage points, due
November 2002.                                                        192,503                -

Note Payable - Export customer bearing interest
at 12% annually payable monthly $2,000, principal
to be repaid by September 1999.                                       200,000                -
                                                                   ----------           ---------
                                                                      448,638             562,613
Current portion of long-term notes payable                             39,559             124,307
                                                                   ----------           ---------
                                                                    $ 409,079           $ 438,306
                                                                   ----------           ---------
                                                                   ----------           ---------

On September 30, 1997 the Company reached a settlement with Lockheed Martin Fairchild to pay $500,000 to discharge an unsecured note in full including accrued interest. The funds required to discharge the Lockheed Martin Fairchild unsecured promissory note were obtained from other lenders. The Company entered into a $200,000 note with a bank which is guaranteed by SBA which bears interest at prime interest rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also entered into a $200,000 note with an export customer that bears interest at 12 percent and is to be repaid in September 1999 or possibly earlier with proceeds from the final payment on the $1.5 million TOW PGTS contract expected to occur by June 1998. The Company funded $100,000 of the settlement from operating cash flow.

Maturities of long-term debt are as follows:

        December 31,
          1998       $    39,559
          1999           240,756
          2000            45,013
          2001            49,751
          2002            55,025
        Thereafter        18,535
                     -----------
                     $   448,638
                     -----------
                     -----------


NOTE F.  NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which replaces the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement is effective beginning in the Company's third quarter ended December 31, 1997, and accordingly, the financial statements for the third quarter include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. A reconciliation of shares used to compute earnings per share is as follows:

                                             Quarter ended         Nine Months ended
                                              December 31,           December 31,
                                          1997        1996         1997         1996
                                       ---------    ---------    ---------    ---------
Weighted average common shares
  outstanding                          4,469,287    3,863,732    4,469,287    3,863,732

Dilutive stock options and warrants
  based on the treasury stock method      50,890        --          13,026      103,869
                                       ---------    ---------    ---------    ---------
Diluted shares                         4,520,177    3,863,732    4,482,313    3,967,601
                                       ---------    ---------    ---------    ---------
                                       ---------    ---------    ---------    ---------

Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

Perceptronics , Inc., (the "Company") designs, develops and manufactures computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software systems are used to enhance command and control operations, for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's business is in the foreign defense industry where the Company has built an international reputation.

RESULTS OF OPERATIONS

NET SALES. Net sales for the nine months ended December 31, 1997 increased by $517,000 or 25% compared to the comparable nine month period in the prior fiscal year. Sales of training simulator systems increased $649,000 or 54% as a result of increased export sales of TOW PGTS simulator systems. Simulation network technology sales decreased $202,000 or 26% as a result of reduced activity on U. S. Government cost reimbursable contracts. Science technology and software product sales increased $70,000 primarily due to a contract for design of a medication dispenser monitoring device. Net sales for the three months ended December 31, 1997 increased by $191,000 or 23% compared to the comparable three month period in the prior fiscal year. Sales of training simulator systems increased by $245,000 or 48% in the current three month period primarily the result of an export contract for TOW PGTS simulator systems. Simulation network technology sales decreased by $73,000 or 25% as a result of reduced activity on U.S. Government cost reimbursable contracts. Science technology and software product sales increased $19,000 primarily due to a contract for design of a medication dispenser monitoring device.

COST OF SALES. Cost of sales for the nine months ended December 31, 1997 increased 6%. Cost of sales as a percentage of sales decreased to 68% for the nine month period from 81% in the comparable nine month period in the prior fiscal year. The decrease in cost of sales as a percentage of sales in the nine month period resulted from the increased sales of higher margin foreign contracts and the reduced sales of lower margin U.S. government contracts. Cost of sales for the three months ended December 31, 1997 increased 23% consistent with the increase in sales for the three month period discussed above. Cost of sales as a percentage of sales during the three month period remained constant at 69% compared to the comparable three month period in the prior fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses
decreased   2% in the nine month period and increased 22% in the three month period compared to comparable periods in the prior fiscal year. The Company continues to pursue cost reduction measures consistent with the level of business as is evident by the 2% reduction for the nine month period in light of a 25% increase in sales.

INTEREST EXPENSE. Interest expense increased 19% or $23,000 in the nine month period ended December 31, 1997. Interest applicable to export financing increased $90,000 as a result of higher borrowing levels during the period, however this was substantially offset by reduced interest expense resulting from the settlement of the unsecured note payable with Lockheed Martin Fairchild. During the three month period ended December 31, 1997, interest expense decreased $2,000 or 3%. Interest related to export financing increased $14,000 as a result of higher borrowing levels during the period, however this was offset by reduced interest expense resulting from the settlement of the unsecured note payable with Lockheed Martin Fairchild.

BACKLOG. The Company's firm contract backlog was $3.8 million at December 31, 1997, compared to $2.1 million at December 31, 1996. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. Included in the December 31, 1997 backlog is a contract with the Egyptian government for TOW PGTS training systems, $3.0 million, which was signed in July 1997. The Egyptian contract has been audited and approved by the U. S. Government who is involved in funding the contract. The Company is currently arranging the necessary export financing required to perform on the contract and believes the financing will be in place in February 1998. Because of delays in starting the contract, a substantial portion of the Egyptian contract revenues will not be realized during this fiscal year. All other contracts in the December 31, 1997 backlog are funded and all contracts in the December 31, 1996 backlog were funded.

LIQUIDITY AND CAPITAL RESOURCES.

Cash balances were $134,000 at December 31, 1997, and the Company's principal source of liquidity is cash flow generated by operations combined with the export facilities discussed below. The Company had negative working capital of $330,000 at December 31, 1997, compared to negative working capital of $379,000 at March 31, 1997. The Company has experienced severe liquidity problems and continues to have difficulty in meeting its obligations as they come due. At December 31, 1997, payments to vendors totaling $600,000 are past due and are being liquidated as positive cash flow permits. The Company is making good progress in reducing this balance (ie. it was $750,000 at October 31, 1997), however the lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note A of the Notes to Consolidated Financial Statements which is hereby incorporated herein by reference.

The Company's short-term strategy is to increase its domestic and foreign defense contract revenue base in order to generate sufficient cash flow from operations and to reduce current liabilities and improve financial ratios. The Company's long-term strategy will be to continue to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to reduce the Company's dependence on defense contracts. The Company's ability to pursue its long-term strategy will depend on generating sufficient cash flow from operations to finance new product development. There can be no assurance that this strategy will be successful. The Company is exploring alternative sources for financing as well as potential business combinations in order to meet the short and long-term objectives.

With respect to the current export contracts for TOW PGTS training systems, the Company plans to utilize an export credit facility similar to export financing used on previous export contracts. In October 1997, an export credit facility was obtained from a commercial lender in the amount of $833,000 which is guaranteed by the U.S. Small Business Administration (SBA). In December 1997, an export credit facility was obtained from the same commercial lender in the amount of $400,000 which is guaranteed by the California Export Finance Office
(CEFO). Borrowings occur on the credit facilities as work progresses on the contract. The borrowings on these facilities bear interest at 3.0 points above prime rate and are secured by a lien placed on the Company's general assets. The Company presently has applied for, and expects to receive, a similar export credit facility from the same commercial lender which would be guaranteed by SBA and CEFO to fund the production of TOW PGTS training systems under the contract with the government of Egypt. These borrowings are reported as short term loans payable since repayment generally occures within twelve months.

The Company currently has a note payable with a bank which is guaranteed by SBA. The face amount of the note is $200,000 and at December 31, 1997 the principal balance outstanding was $193,000. The note bears interest at prime rate plus
2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also has a note payable with an export customer that bears interest at 12 percent annually and is to be repaid in September 1999 or possibly earlier with proceeds from the final payment of a $1.5 million TOW PGTS contract expected to occur by June 1998. Both notes were entered into in conjunction with the settlement of an unsecured note payable with Lockheed Martin Fairchild, which occurred on September 30, 1997.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

    (a)   The following exhibits are filed herewith:


          27    Financial Data Schedules.

    (b) The Registrant filed no report on Form 8-K during the quarter ended December 31, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PERCEPTRONICS, INC.
                                             ----------------------------
                                             Registrant



Date: February 12, 1998                      /s/ ROBERT E. ANDERSON
      -----------------------------          ----------------------------
                                             Robert E. Anderson
                                             Senior Vice President Finance
                                             (Principal Financial & Accounting
                                             Officer)

                                 INDEX TO EXHIBITS





27        Financial Data Schedules - on Edgar filing only.