Form 10KSB40
period 1998-03-31
PERCEPTRONICS INC
filed 1998-06-25
CIK 710217

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-KSB
                            _______________________


(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the fiscal year ended March 31, 1998

(_)  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________  to __________

                        Commission File number 0-12392
                           ________________________

                              PERCEPTRONICS, INC.

          DELAWARE                                            95-2577731
 (State of Incorporation)                                 (I.R.S. Employer
                                                           Identification No.)

             21010 Erwin Street, Woodland Hills, California 9l367
                                 818-884-7470

  Securities registered pursuant to Section 12(b) of the  Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_) No (X)

  Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

  State Issuer's revenues for its most recent fiscal year: $3,541,373.

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 02, 1998 - $2,675,679.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 02, 1998 -4,526,430

  Documents Incorporated by Reference: Portions of the Proxy Statement for the 1998 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1.   BUSINESS
-------   --------

G E N E R A L

Perceptronics, Inc. (the "Company") specializes in developing and producing computer-based simulation systems for training and decision support, and serves a growing number of worldwide military and commercial clients with low-cost, high performance systems to enhance individual and team performance. The Company is known internationally for its ability to move rapidly from innovative concept to a fully integrated, successfully fielded product. Perceptronics has been a leader in the defense simulation community in originating and applying "selective fidelity" design principles to greatly reduce simulator costs, and in converting defense technology to commercial applications.

Over the past twenty years, much of Perceptronics' advanced simulation technology has come from its development and production contracts with major U.S. defense agencies, including the prestigious Defense Advanced Research Projects Agency (DARPA). The Company's work has focused on low-cost, high-performance, interactive simulators for training individuals and teams in tactical combat skills, and on software for modeling complex human-machine interactions and for achieving high-speed communication in large networks of simulators or equivalent devices.

The Company has fielded and continues to field a family of simulation system products based on its advanced technology. In the defense area, these products include the PGTS tabletop gunnery trainers for anti-tank missiles, SIMNET networked simulator systems for combined arms tactical training, and CombatSim simulations for command training. Commercial products include the affordable TT150 simulators for truck driver training; PERCNET/HSI-TM- software for modeling and analyzing the Human-System Interface, and CACE/PM-Registered Trademark- software for modeling and simulating engineering and manufacturing processes.

The Company is currently developing new products in the entertainment and communications fields based on its innovative software technology for networking large numbers of defense simulators. The entertainment product, called InterGame-TM-, is directed toward the rapidly growing market for multi-person, on-line games played on the Internet and other networks. InterGame development is being funded by a series of U.S. Department of Defense SBIR (Small Business Innovation Research) contracts and associated equity investments.

The Company's near-term business strategy is to increase its domestic and foreign defense contract revenue base in order to improve cash flow and reduce outstanding liabilities. The Company's long-term growth strategy focuses on developing and marketing commercial products derived from the Company's defense-related technology. The Company's ability to complete these strategies in full will depend on generating sufficient cash flow from operations and on obtaining additional funding from private and public investments, neither of which can be assured.

Perceptronics' business activities fall into four main areas: Training Systems, Networked Simulation Technology, Systems Development and Software Products.

1. TRAINING SYSTEMS - includes sale to the U.S. Government and international customers of the Company's standard training devices and systems, custom systems and/or components, and supporting services. During fiscal 1995, Dragon PGTS training systems were produced for the U.S. Army and Marine Corps under a subcontract to Lockheed Martin Fairchild (formerly Loral Fairchild). During fiscal year 1996, the Company completed deliveries to the Egyptian government of 64 TOW PGTS trainers under
a contract which began in fiscal 1995.   Also in fiscal year 1996, the
Company completed a $2.0 million subcontract with Wegmann & Co. of Germany for development and production of Leopard II tank simulator systems for use by the Swedish Army. In fiscal year 1997, the Company completed a subcontract from FAAC, Inc., for production of TT150 truck driver simulators
to be used by the U.S. Department of Energy.   Also in fiscal year 1998 and
1997, the Company had sales of $2.1 million and $1.5 million, respectively on a subcontract for TOW PGTS simulator systems for a foreign customer. The Company also started production in the fourth quarter of fiscal 1998, on a contract with the Government of Egypt valued at $3.0 million for TOW PGTS simulator systems. Training Systems accounted for 71% of revenues in fiscal 1998 and 65% in fiscal 1997.

2. NETWORKED SIMULATION TECHNOLOGY - includes sale to the U.S. Government and other customers of the networking technology based on that pioneered in the SIMNET program as well as technical support services. During fiscal year 1996, work in this area was performed for U.S. Army Simulation, Training and Instrumentation Command (STRICOM) and the U.S. Defense Modeling and Simulation Office (DMSO) under a $2.4 million contract awarded in March 1995 for wide-area communications protocols and software for distributed interactive simulation (DIS). In fiscal 1997, work was performed on a subcontract to a U.S. Government prime contractor for application software in the extension of DIS to the High Level Architecture (HLA). In fiscal 1998, work was performed on SBIR Phase I and Interim Phase contracts from STRICOM for adaptation of HLA concepts to commercial multi-player, on-line 3D games; this work was the predecessor for the SBIR Phase II InterGame development program described above. Revenues in fiscal year 1998 and 1997 from network simulation technology contracts totaled $ 0.8 million and $1.0 million, respectively. In fiscal year 1998 and 1997, Networked Simulation Technology sales represented 24% and 31% of revenues, respectively.

3. SYSTEM DEVELOPMENT - includes sale of specialized systems and software in such areas as process modeling, instrumentation, neural network software, and other advanced applications of the Company's technology in artificial intelligence (AI), computer-based modeling and simulation and electronics.
In fiscal year 1996, the Company performed on a U.S. Air Force program to provide advanced mannequins and related instrumentation for live fire testing. In fiscal year 1998 and 1997, the Company worked on a contract with a commercial company for a microelectronics data recording system for medication dosage. In fiscal 1998, the Company was awarded a SBIR Phase I contract from DARPA for design of COVER (Commander's Observation Vehicle for Elevated Reconnaissance), a system concept Perceptronics has promoted for a number of years, which is well suited to the future Army's need for improved sensing capabilities at the small unit level. In fiscal 1998 and 1997, System Development Programs represented 5% and 1% of revenues, respectively.

4. SOFTWARE PRODUCTS - include the sale and support of the Company's commercial software packages, such as CACE/PM-Registered Trademark- software for modeling and analyzing product development and manufacturing processes and PERCNET-Registered Trademark- software for modeling and simulating man-machine interfaces. In fiscal 1998 and 1997, Software Products represented 1% and 1% of revenues, respectively.

U.S. GOVERNMENT CONTRACTS

Approximately 26% and 43% of the Company's revenue in fiscal years 1998 and 1997 respectively, were derived from contracts and subcontracts involving the U.S. Government. As is the case with many companies deriving a portion of their revenue from defense contracts, the Company is subject to various business risks, including changes in governmental appropriations and changes in national defense policies and priorities. Over the past several years, economic and budgetary constraints have caused reductions in overall defense spending. These circumstances have had a material adverse effect on the Company since many of the Company's U.S. Government contracts have been curtailed or reduced, and new programs have not been initiated. See "Backlog" and "Item 6 Management's Discussion".

The Company's U.S. Government contracts are structured on either a cost-plus-fixed-fee (CPFF) or a firm-fixed-price (FFP) basis. Under CPFF contracts, the Company is reimbursed periodically for allowable costs together with a portion of the fee with certain amounts being withheld pending the Government's determination of final fiscal year indirect rates. Under FFP contracts, the Company generally receives progress payments of allowable costs incurred; the remainder (including profits) is billed upon delivery and final acceptance of the product. For work performed under FFP contracts, the Company carries a greater burden of risk associated with cost overruns. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" section). In fiscal years 1998 and 1997 respectively, 83% and 73% of the Company's U.S. Government contract related revenues were attributable to CPFF contracts and 17% and 27% of such revenues were attributable to FFP contracts.

The Company's U.S. Government contracts and subcontracts are subject to termination, reduction or modification in the event of changes in the Government's requirements or budgetary constraints. Should a contract be terminated for such reasons, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. During fiscal year 1998, none of the Company's U. S. Government contracts were terminated. When the Company participates as a subcontractor, it is also subject to the risk that the prime contractor may fail or be unable to perform the prime contract. During fiscal year 1998, none of the prime contractors with which the Company participates, were unable to perform the prime contract.

The books and records of the Company are subject to audit by the Defense
Contract Audit Agency (DCAA).   At March 31, 1998, the DCAA had an audit in
progress of a large multi-year contract which was completed in 1994. The Company believes that the costs charged to this contract were proper and should not result in a significant adjustment. The Company's overhead costs have been audited and approved by the DCAA through fiscal year 1995. The Company believes that it is in substantial compliance with Government record-keeping and cost-allocation requirements, and does not expect any significant adjustments as a result of the future audit of 1998, 1997 and 1996 overhead costs.

MARKETING AND CUSTOMERS

The Company markets its defense products and services to U.S. Department of Defense agencies, other U.S. governmental agencies, other defense
contractors, foreign government agencies and foreign companies.   The Company
submits unsolicited research and system development proposals in areas where it has original ideas and unique capabilities, and also responds to competitive development and production proposal requests in areas of Company capability. The Company currently serves as a subcontractor to a number of defense and commercial companies. Subcontracts represented approximately 72% and 72% of revenues in fiscal years 1998 and 1997, respectively.

Commercial products such as CACE-Registered Trademark- and PERCNET-Registered Trademark- software, video mapping systems, TT150 Truck Driving Simulators and Audio Environment Simulators are marketed through a combination of direct sales and marketing agents.

The Company has marketing arrangements for its defense and commercial products in a number of foreign countries. During fiscal years ended March 31, 1998 and 1997 foreign sales were approximately 70% and 56% of total Company revenues, respectively. Foreign sales are subject to risks associated with political or economic instability of a foreign country, currency controls, exchange rate fluctuations, changes in import/export regulations, trade policies and tariffs. Payments to the Company on all foreign sales are made in U. S. currency. During fiscal year 1998, 61% of the Company's revenue was with a foreign customer that purchased TOW PGTS systems. In fiscal 1997, 47% of the Company's revenue was with that same customer. As mentioned in the backlog section, certain of the Company's contracts extended to customers the option to buy additional products and services. At March 31, 1998, the contract with this foreign customer contained $8.4 million in unexercised contract options. During fiscal 1999, the Company will be working on a contract with the Government of Egypt with a contract value of $3.0 million which will fully utilize the Company's manufacturing operation. In the event that the Company were to lose all of its foreign customer base the Company would have to significantly reorganize its operations.

RIGHTS TO TECHNOLOGY

Most of the Company's technology developments are the result of customer-sponsored contracts. The Company's rights to such technology are governed by its agreement with the customer. Under U.S. Government contracts, the Company retains all rights to inventions discovered in the course of performing the contract, subject to the Government's non-exclusive, non-transferable, non-royalty bearing, worldwide license to use and sell the invention. In addition, the Company may be obligated to grant non-royalty bearing licenses to companies selected by the Government in competitive procurement to use such inventions in the course of performing their Government contracts. Unless otherwise specifically stated in the contract, the Government retains unlimited rights to technical data and computer software developed under the contract. Under non-Government contracts, unless otherwise stated, the customer owns the rights to all technology and products developed under the contract and Perceptronics may not utilize the technology without obtaining a license from the customer.

The Company has applied for patent protection on several of its products. While the Company generally considers its business to be primarily dependent upon proprietary knowledge and on rapid assimilation of innovations it will continue to seek patent protection where it is feasible.

MANUFACTURING AND SUPPLIES

The Company's manufacturing activities primarily involve the sub-system assembly, final system assembly, integration and testing of component parts that have been fabricated by others. Many of the purchased components are built to the Company's engineering designs and specifications by subcontractors. Although most materials and purchased components generally are available from a number of different sources, there are situations where several suppliers are the Company's sole source of certain component parts.

COMPETITION

The principal methods of competition are responsiveness, price, technology expertise and product performance. Due to the decline in overall defense spending, the Company has been experiencing intense competition for U.S. and foreign government contracts. The Company seeks to distinguish itself from its competitors on the basis of its ability to meet customer needs by developing and producing innovative systems that combine low cost with high performance, and its ability to move a system successfully from the initial R&D concept to final fielded product. However, the Company's size and financial condition impedes its ability to compete in many areas.

In the case of competitively bid contracts, the Company's competitors for system development contracts include SAIC, Litton, Lockheed Martin, and TRW. Competitors for training and command support products include General Electric Company, ECC International, CAE, and such foreign companies as Wegmann, SAAB and Giravions Dorand. All of these companies have substantial financial, technological and marketing resources which enables them to bid on larger contracts. There can be no assurance that the Company will be able to compete successfully in the future.

STRATEGIC PARTNERING AND TEAMING AGREEMENTS

The Company seeks to improve its competitive position, particularly on larger programs, through teaming and strategic partnering arrangements with other companies. The Company may act as prime contractor or subcontractor under such arrangements, depending on the situation. Examples of companies with whom Perceptronics has teamed for specific programs are Litton, Infinity Multimedia, Lockheed Martin, Wegmann, Kollsman, Northrop Corporation, SAIC, TRW, McDonnell Douglas and The Harris Corporation. These programs accounted for approximately 72% and 72% of revenues in fiscal years 1998 and 1997, respectively.

EMPLOYEES

As of March 31, 1998, the Company had 25 full-time and part-time employees and consultants, consisting of 4 management personnel, 1 marketing person, 5 administrative and support personnel, 9 scientific and technical personnel and 6 production personnel. Of the Company's employees, 2 have Ph.D. degrees and 5 have Master's degrees. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES
-------   ----------

The Company's primary offices are located in a 14,300 square foot leased facility in Woodland Hills, California, a Los Angeles suburb. The total monthly rent for this space is approximately $18,300, and the lease expires in November 1998. During fiscal 1998, the Company sublet 5,600 square feet of the leased space to a commercial company for a monthly rent of $6,700. The sublease expires December of 1998.

In August 1997, the Company moved its manufacturing operation to a leased facility of approximately 11,000 square feet in Chatsworth, California. The monthly rent on the new manufacturing facility is approximately $6,300 and the lease expires in October 2000. The

Company also leases a 6,000 square foot Southern California facility for storage purposes. The monthly rental is $3,000 and the lease expires in January 2001.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------
          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------
          None.

                         PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

The Company's Common Stock is currently traded over the counter. The following table sets forth the high and low prices for the Common Stock as reported by the NASDAQ Bulletin Board, for the periods listed. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


     Fiscal Year 1998                  High         Low
     ----------------                  ----         ---
     June 30, 1997                     $0.14       $0.11
     September 30, 1997                 0.16        0.13
     December 31, 1997                  0.63        0.22
     March 31, 1998                     0.55        0.34


     Fiscal Year 1997                  High         Low
     ----------------                  ----         ---
     June 30, 1996                     $0.34       $0.25
     September 30 1996                  0.31        0.22
     December 31, 1996                  0.22        0.13
     March 31, 1997                     0.13        0.09


Common stock was issued to a private investment company on March 13, 1998. The investor purchased 57,143 shares of common stock at a purchase price of $20,000 or $.35 per share. The common shares are not registered under the Securities Act in reliance on section 4 (2) thereof.

During November 1997, the Company extended the term of a warrant to purchase common stock. The outstanding warrant which is exercisable to 50,000 shares of common stock at the exercise price of $.32 and which is held by the Company's export lender, had the expiration date extended to December 31, 2000. During March 1998, in conjunction with the sale of common stock to the private investment company mentioned in the paragraph above, the Company issued warrants to purchase 25,000 common shares at $.30 per share and 57,143 common shares at $.57. These warrants expire in March 2003. The warrants and the common shares that would be issued upon exercise are not registered under the Securities Act in reliance on section 4 (2) thereof.

On March 31, 1998, the Company reached a settlement with a consultant to resolve a large past due accounts payable balance. In exchange for clearing $120,000 of the past due accounts payable balance, the Company issued warrants to purchase 240,000 shares of common stock at an exercise price of $.50. The warrants vest immediately and expire March 30, 2003. The warrants and common shares that would be issued upon exercise are not registered under the Securities Act in reliance on section 4 (2) thereof.

On September 15, 1997, the Company entered into an agreement with a financial consultant. The financial consultant was retained to provide financial management consulting and to locate and secure equity and debt financing on behalf of the company. Under the terms of the agreement, the consultant is to be paid $5,000 per month. In addition to the monthly retainer, the consultant is to be granted warrants to purchase common stock of the Company in an amount up to 5% of the Company's outstanding shares. The warrants vest and are issuable in amounts equal to 1% of the Company's outstanding shares each 90 day period starting 46 days from the date of agreement. The warrants are to have an exercise price equal to 85% of the market value on the day prior to the date of vesting and expire five years from date of grant. Warrants that have vested at March 31, 1998 are;


     Vesting date             Shares              Exercise price
     ------------             ------              --------------
      10/31/97                44,693                  $0.32
      01/29/98                44,693                  $0.29


The warrants and common shares that would be issued upon exercise are not registered under the Securities Act in reliance on section 4 (2) thereof.

As of March 31, 1998, the Company had approximately 369 shareholders of record of its Common Stock.

The Company has never paid dividends and it does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

Perceptronics, Inc. (the "Company") designs, develops and manufactures computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software and systems are used to enhance command and control operations for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's business is in the foreign defense industry where the Company has built an international reputation. The following discussion is based on the audited consolidated financial statements contained elsewhere in this report. The audited financial statements have been prepared in conformity with general accepted accounting principals, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of the liabilities that may result from the possible inability of the Company to continue as a going concern. See Note A of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES. Net sales for fiscal 1998 increased by 10% or $314,000 from fiscal 1997. Sales of training simulator systems increased $418,000 or 20% as a result of increased export sales of TOW PGTS simulator systems. During fiscal 1998, the Company completed a contract that was started in fiscal 1997 and delivered TOW PGTS simulator systems to a foreign customer. During the second quarter of fiscal 1998 the same foreign customer awarded the Company another contract for TOW PGTS training units valued at $1.5 million. The second contract was completed in the fourth quarter of fiscal 1998. Sales with this foreign customer in fiscal 1998 was 61% of total sales as compared to 47% in fiscal 1997. As mentioned in the backlog section below, certain of the Company's contracts extend to the customer the option to buy additional products and services.
At March 31, 1998, the contract with this foreign customer contained $8.4 million in unexercised contract options. During the fourth quarter of fiscal 1998, the Company started production on a contract with the Egyptian government for TOW PGTS simulator systems valued at $3.0 million. Sales of $272,000 were recorded on the contract with Egypt during fiscal 1998, with the balance of the contract to be completed in fiscal 1999. In the event that the Company were to lose all of it's foreign customer base the Company would have to significantly reorganize it's operations. Science and technology sales increased $138,000 due to a contract for the design of a medication dispenser monitoring device. Simulation network technology and software product sales decreased $247,000 or 22% as a result of reduced activity on U.S. Government cost reimbursable contracts. Sales to the U.S. Government in total were lower in fiscal 1998 ($900,000), compared to fiscal 1997 ($1,400,000). The Company has been faced with an overall slowdown in the defense market which has resulted in many U.S. Government programs being delayed, postponed or canceled. In addition there is increased competition for those programs that remain active.

COST OF SALES. Cost of sales for fiscal 1998 decreased 7%, even though sales increased 10%. Cost of sales as a percentage of sales decreased to 65% in fiscal 1998 from 76% in fiscal 1997. The improvement in cost of sales is the result of an on-going cost reduction program that has resulted in reductions of direct and indirect expenses. Also having a positive effect on cost of sales as a percentage of sales in fiscal 1998 was the higher sales of training simulator systems which carry higher margins and the reduction in lower margin U.S. Government contract sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 10% in fiscal 1998 compared to fiscal 1997 primarily the result of increased foreign marketing expenses.

INTEREST EXPENSE. Interest expense increased to $246,000 in fiscal 1998. The increase was attributable to higher borrowing levels and the related interest charges in fiscal 1998 associated with the export credit facility required to support the foreign contracts for TOW PGTS simulator systems.

EXTRAORDINARY GAIN FROM SETTLEMENT OF DEBT.   On September 30, 1997, the
Company reached a settlement with Lockheed Martin Fairchild to settle a note with a carrying value of $704,977 and accrued interest of $133,006 for $500,000. Negotiations to settle the note had begun prior to March 31, 1997. The financial statements as of March 31, 1997 reflect the recognition of the settlement of the debt. Due to the large net operating loss carryforwards, the extraordinary gain was not reduced for income taxes.

BACKLOG. The Company's firm contract backlog was $2.9 million at March 31, 1998 and $0.9 million at March 31, 1997. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. Unfunded amounts were approximately $0 million and $0 million for fiscal years 1998 and 1997, respectively.

Subsequent to March 31, 1998, the Company has received additional contract awards. In April 1998, the Company was awarded a contract for $500,000 by the U.S. Government for network technology software products. In May 1998, the Company received a contract for $100,000 for science and technology products and a contract for $67,000 from a foreign customer for a TOW PGTS simulator system. In June 1998, the Company was awarded a U.S. Government Department of Defense SBIR Phase II Fast Track contract for $750,000 which involves the development of commercialized networking software products for on-line, multi-player games involving complex 3D environments ("Intergame software"). In order for work to begin on the contract the Company is required to obtain $375,000 in matching equity investment from third party investors, in addition to the contract funding of $750,000, to fund additional research and marketing activities associated with the contract. The Company has obtained payments and/or subscriptions from third party investors for the required equity investment. The work is expected to start on this program by the end of June 1998.

Certain of the Company's contracts extend to customers the option to buy additional products and services at specified prices over a specified period of time. There is no assurance that any contract option will be exercised. At March 31, 1998, the option backlog was $13.1 million.

LIQUIDITY AND CAPITAL RESOURCES

With unrestricted cash balances of $78,000 at March 31, 1998, the Company's principal source of liquidity continues to be the Company's export credit facility, vendor credit and cash flow generated from operations. The Company had negative working capital of $500,000 at March 31, 1998, compared to negative working capital of $379,000 at March 31, 1997. The Company has experienced severe liquidity problems in the past and continues to have difficulty in meeting its obligations as they come due. With respect to the foreign contracts for TOW PGTS simulator systems, an export credit facility is in place to provide the cash flow required to perform on these contracts. Payments to vendors for materials needed for the contract are generally in advance or on delivery terms and are being funded through the credit facility. At March 31, 1998, vendor accounts totaling $316,000 are past due and are being liquidated as positive cash flow permits. See Note A, "Basis of Presentation", of the Notes to Consolidated Financial Statements which is hereby incorporated herein by reference.

The Company's short-term strategy is to increase its domestic and foreign defense contract revenue base in order to generate sufficient cash flow for operations and to reduce outstanding current liabilities. A major part of the Company's long-term strategy will be to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to reduce the Company's dependence on defense contracts. The SBIR intergame software contract, mentioned above in the backlog section, will enable the Company to use it's defense related technology to develop commercial software products. The Company is required to obtain additional equity funding of approximately $375,000 to satisfy the self funding requirements of the contract. The Company's ability to pursue its long-term strategy will depend on generating sufficient cash flow from operations and equity investment to finance new product development. There can be no assurance that this strategy will be successful. The Company is also exploring other alternatives, including potential business combinations.

The export credit facility mentioned above was obtained in October 1997 from a commercial lender and enables the Company to borrow up to $1,666,000 to be used in conjunction with it's export contracts. The credit facility is guaranteed by the U.S. Small Business Administration (SBA) and the California Export Finance Office (CEFO). The borrowings bear interest at 3.0 points above prime rate and are secured by a lien placed on the Company's general assets. Borrowings occur on the credit facility as work progresses on the contract. The borrowings are repaid with proceeds received from the delivery of finished units. At March 31, 1998, borrowings outstanding against the line totaled $1,131,000. On April 20, 1998 the Company repaid $545,000 of the outstanding balance with proceeds received from the delivery of finished units. On February 27, 1998, the Company entered into a short term note payable with the same export lender for $100,000 which matures June 30, 1998 and bears interest at 14% per annum. The Company is currently using the credit facility and the funds from the short term note to finance the production of TOW PGTS simulator systems for the Government of Egypt.

On September 30, 1997, the Company reached a settlement with Lockheed Martin Fairchild to pay $500,000 to discharge an unsecured note payable in full including accrued interest. The funds required to discharge the Lockheed Martin Fairchild unsecured promissory note were obtained from other lenders. The Company entered into a $200,000 note with a bank which is guaranteed by the SBA and which bears interest at prime interest rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. On March 31, 1998, the outstanding balance owed on the SBA note is $184,653. The Company also entered into a $200,000 note with an export customer that bears interest at 12 percent. On April 21, 1998, the Company repaid $51,032 of the outstanding balance. The Company plans to repay the remaining outstanding balance of $148,968 within the next three months using proceeds from the final payment on the $1.5 million TOW PGTS contract. The Company funded $100,000 of the settlement from operating cash flow. The March 31, 1997 financial statements were prepared to reflect the fair value of the unsecured note based on the settlement that occurred on September 30, 1997.

On March 31, 1998, the Company reached a settlement with a consultant to resolve a past due accounts payable balance of $220,000. The Company entered into a 24 month note payable in the amount of $100,000 that bears interest at 8% per annum. The Company also issued warrants to purchase 240,000 shares of common stock in settlement of the remaining accounts payable balance of $120,000.

The Company's operating activities provided cash of $620,000 in fiscal 1998 and used cash of $1,640,000 in fiscal 1997. During fiscal 1998, the improved cash inflow resulted from net income adjusted to a cash basis, the collection of accounts receivable associated with the TOW PGTS simulator systems export contract and offset by the repayment of accounts payable liabilities. During fiscal 1997, the cash outflow resulted from increases in accounts receivable associated with the TOW PGTS simulator systems export contract, increased prepaid expenses primarily the result of advance payments for the purchase of materials for the export contract and repayment of accounts payable and other current liabilities.

The Company's investing activities used cash of approximately $100,000 in fiscal 1998 associated with capital expenditures incurred in conjunction with the relocation to the new manufacturing facility. There were no capital expenditures during fiscal 1997.

The Company's financing activities used cash of $310,000 in fiscal 1998 resulting from the net repayment of the export credit facility and the repayment of long term debt. During fiscal 1997, the Company's financing activities provided $1,490,000 which was primarily the result of net borrowings against the export credit facility offset by repayment of long term debt.

On September 15, 1997, the Company entered into an agreement with a financial consultant. The financial consultant was retained to provide financial management consulting and to locate and secure equity and debt financing on behalf of the Company. Under the terms of the agreement, the consultant is to be granted warrants to purchase common stock of the Company in an amount up to 5% of the Company's outstanding shares. The warrants vest and are issuable each 90 day period starting 46 days from the date of the agreement. The warrants are to have an exercise price equal to 85% of the market value on the day prior to the vesting date and expire five years from date of grant. Warrants that have vested at March 31, 1998 are for 44,693 shares at $.32 per share and 44,693 shares at $.29 per share.

NEW ACCOUNTING PRONOUNCEMENT

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128"). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is very similar to the previously-reported primary earnings per share in that it includes the effect of the additional common shares which would have been outstanding if dilutive stock options had been exercised. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer system to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is an older generation and will be affected by the year 2000 problem. The Company is assessing current generation systems and plans to replace the existing computer system. While the Company does not know what the total cost associated with becoming year 2000 compliant will be the Company feels that it will not be material. By the end of 1998, the Company plans to complete it's review of new computer systems and to make a selection to replace the system currently in use. However, there can be no assurance that software incompatibility with the year 2000 issue on the part of the Company's customers and suppliers will not cause an interruption of operations or that the Company will not have to incur substantial cost to avoid such occurrences.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope" and similar expressions) which are based on Management's current expectations and speak only as of the date made. These forward looking statements are subject to various risks, uncertainties and factors, including, without limitation, those described below, that could cause actual results to differ materially from the results anticipated in the forward looking statements.

GOING CONCERN ISSUE AND SEVERE LIQUIDITY PROBLEMS. The Company's audited financial statements for the fiscal year ended March 31, 1998 and 1997 have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. See the Independent Auditors' Report and Note A of Notes to Consolidated Financial Statements contained elsewhere herein. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company has experienced a significant decline in revenues and operating losses in recent years. As a result, the Company suffers from severe cash shortages which restrict its ability to bid for, obtain and perform larger contracts. At March 31, 1998, current liabilities exceeded current assets by $500,000 and the Company has had difficulty in meeting its obligations as they come due. Even if the Company overcomes its liquidity problems, there can be no assurance that in the future the Company will be able to increase revenues or operate profitably.

BUSINESS STRATEGY; INTERGAME SOFTWARE PRODUCT. A major part of the Company's business strategy is to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to expand its customer base and reduce its dependence on defense contracts. As part of this strategy, the Company has obtained a U.S. Government Department of Defense SBIR Phase II Fast Track contract for $750,000 to develope and commercialize networking software for commercial on-line, multi-player games involving complex 3D environments ("InterGame software"). The Company requires additional equity funding of $375,000 to satisfy self-funding requirements under the SBIR contract; and the Company has obtained payments and/or subscriptions for third party equity investments sufficient to cover the $375,000 contract requirement. The Company will also require additional funding to be able to fully commercialize, market and exploit the InterGame software. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts, that the InterGame software will be a commercially feasible product, or that the Company will be able to successfully market the InterGame software.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The computer software and networked game industries are characterized by rapid technological change and are highly competitive. The Company's success is dependent on its ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. The Company has limited manufacturing and marketing capabilities and financial resources and will be dependent upon establishing relationships with strategic and marketing partners to be able to fully exploit the InterGame software and other commercial products. There can be no assurance that the InterGame software or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence and intense competition from companies with greater resources than the Company.

DEPENDENCE ON FOREIGN SALES. During the fiscal years ended March 31, 1998 and 1997, foreign sales, primarily to foreign governments, represented approximately 70% and 56% of total revenues, including sales to one foreign customer for TOW PGTS simulator systems which represented 61% and 47% of sales, respectively. While the Company hopes to increase its domestic defense and commercial business, the Company anticipates that foreign contracts will continue to account for a significant portion of its sales.
To the extent these revenues are derived from sales to foreign government agencies they may be subject to risks similar to those set forth below under "Dependence on Defense-Related

Business." Foreign sales are also subject to risks associated with political or economic instability of a foreign country, currency controls, exchange rate fluctuations, changes in import/export regulations, trade policies and tariffs.

DEPENDENCE ON DEFENSE-RELATED BUSINESS. The Company has historically derived a substantial portion of its revenues from U.S. and foreign government defense-related contracts. As a result, the Company's business has been impacted by reductions in the U.S. federal defense budget and this business will continue to be subject to risks affecting the defense industry, including changes in governmental appropriations and changes in national defense policies and priorities. The Company has sought to reduce its dependence on defense-related business by developing products with commercial applications, such as the proposed InterGame software networking products.

MANAGEMENT OF GROWTH. Successful expansion of the Company's operations will depend on, among other things, the ability to develop and commercialize new products, to continue to effectively market existing products, to attract and retain skilled management and other personnel and to secure adequate sources of capital to finance growth at reasonable terms. To manage growth effectively, the Company will have to continue to improve its operational, financial and management information systems, procedures and controls. As the Company expands, it may from time to time experience constraints that will adversely effect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely effect the Company's financial condition and results of operations.

COMPETITION. The Company expects to encounter intense competition in the area of networked on-line computer games from companies that have substantially greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from emerging companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products. The Company also experiences intense competition for U.S. and foreign government contracts from companies such as SAIC, Litton, Lockheed Martin and TRW, which have substantially greater resources than the Company. The Company's size and financial condition impedes its ability to compete in many areas.

PROTECTION OF INTELLECTUAL PROPERTY. The Company relies on a combination of patents, trade secrets, and other intellectual property law, nondisclosure agreements and other protective measures to preserve its proprietary rights pertaining to its technology and products. Such protection, however, may not preclude competitors from developing products or technology similar or superior to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights, there can be no assurance that these efforts will be successful. Furthermore, there can be no assurance that the Company's products or technologies are not or will not be in violation of the patent rights of third parties, or that any of the Company's patents will not be challenged, invalidated or circumvented.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The Company's Consolidated Financial Statements are contained in this report beginning at page F-l.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

The Company reported by form 8-K (Date of Event December 1, 1994) that on December 1, 1994 the Company terminated the engagement of Ernst & Young as its independent accounting firm.

The Company's financial statements for the years ended March 31, 1994, 1995 and 1996 were not audited.

On April 22, 1997, the Company retained Beckman & Associates (now Beckman Kirkland & Whitney) as its independent accounting firm to audit its financial statements for the year ended March 31, 1997. Beckman & Associates issued its report on such financial statements on October 24, 1997. On April 3, 1998, the Company retained Beckman Kirkland & Whitney as its independent accounting firm to audit its financial statements for the year ended March 31, 1998 and March 31, 1999. Their auditors report for fiscal year ended March 31, 1998 was issued on June 8, 1998 and is included in this Form 10-KSB at page F-1.

                                   PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS:
-------   --------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
          --------------------------------------------------

The information required hereunder is incorporated by reference from the section entitled "Election of Directors" and "Executive Officers" of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

The information required hereunder is incorporated by reference from the section entitled "Executive Compensation" and "Election of Directors - Compensation of Directors" of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The information required hereunder is incorporated by reference from the section entitled "Ownership of Common Stock" of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The information required hereunder is incorporated by reference from the section entitled "Certain Transactions" and of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders.

                                    PART IV

INDEX TO EXHIBITS

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

          (a) Exhibit Index (Management contracts, compensation plans and arrangements are identified by *).

               3.1  Certificate of Incorporation, as amended (4)

               3.2  By-Laws, amended. (2)

            * 10.1 Non-Qualified Stock Option agreements with certain officers and directors. (2)

            * 10.2  1992 Stock Option Plan (5)

            * 10.3 Employment Agreement with Gershon Weltman dated August 1, 1989 (1) and First Amendment dated October 22, 1991. (3)

            * 10.4 Form of Promissory Note and Warrant Agreement dated December 22, 1993 between the Company and certain officers and directors. (6)

            * 10.5 Form of indemnification Agreement with Officers and Directors. (1)

            * 10.6  1988 Directors' Stock Option Plan. (5)

              10.7 Settlement Agreement between Loral Fairchild Corp. dated December 19, 1994 and Perceptronics Inc., in connection with the PGTS Program. (7)

              10.8 $1,225,000 Promissory Note dated January 3, 1995, payable to Loral Fairchild Corp. (7)

            * 10.9  Second Amendment to Employment Agreement with
                    Gershon Weltman dated August 27, 1996. (8)

            * 10.10 Termination of Employment Agreement with Amos
                         Freedy effective November 14, 1996. (8)

            * 10.11 Employment agreement with Thomas Lubaczewski
                    dated January 1, 1997. (9)

              10.12 Amendment to the Agreement of January 3, 1995 between
                    Loral Fairchild Corp., and Perceptronics, Inc. (9)


              10.13 Loan Agreement and note dated September 23, 1997
                    between the Company and The Pacific Bank. (10)

              10.14 Promissory Note dated September 22, 1997 between the
                    Company and Applied Controls Technology. (10)

               21.1 Subsidiaries

               23.1 Consent of Independent Accountants

               27.1 Financial Data Schedule

(1) Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1990.

(2) Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1991.

(3) Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1992.

(4) Incorporated by reference to the Company's Form 8-K/A date of event reported April 30, 1993.

(5) Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1993.

(6) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1994.

(7) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1995.

(8) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1996.

(9) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1997.

(10) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: June 25, 1998
              -------------

                                                            PERCEPTRONICS, INC.



                                                     By: /s/ Gershon Weltman
                                                         -----------------------
                                                         Dr. Gershon Weltman
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                           Title                       Date
       ---------                           -----                       ----

/s/ Dr. Gershon Weltman                                            June 25, 1998
---------------------------
Gershon Weltman                    Chairman and Chief Executive
                                   Officer (Principal Executive
                                   Officer)


/s/ Robert E. Anderson                                             June 25, 1998
---------------------------
Robert E. Anderson                 Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Financial &
                                   Accounting Officer)


/s/ Dr. John Lyman                                                 June 25, 1998
---------------------------
Dr. John Lyman                     Director


/s/ Stanley Schneider                                              June 25, 1998
---------------------------
Stanley Schneider                  Director


/s/ Robert Parker                                                  June 25, 1998
---------------------------
Robert Parker                      Director

               INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and
Perceptronics, Inc. and Subsidiary

We have audited the accompanying balance sheets of Perceptronics, Inc. and Subsidiary as of March 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perceptronics, Inc. and Subsidiary as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had net income of $109,000, however, for the year ended March 31, 1998, the Company had a working capital deficiency of $500,000 and a net equity of $304,000. As described more fully in Note A to the financial statements, the Company is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             Beckman Kirkland & Whitney

Woodland Hills, California
June 8, 1998

                      PERCEPTRONICS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS




                                                               March 31,
                                                               ---------
                                                          1998           1997
                                                          ----           ----
ASSETS
------
CURRENT ASSETS
 Cash and short-term investments ................       $   78,411     $   135,318
 Restricted cash   ..............................          299,000          35,742
 Receivables
  Billed - Note B................................          263,524         326,636
  Unbilled  - Note B.............................        1,160,458       1,647,894
  Other receivables .............................           32,302          40,454
 Inventory ......................................          189,788         186,355
 Prepaid expenses ...............................          166,982         221,919
                                                         ---------      ----------
  TOTAL CURRENT ASSETS...........................        2,190,465       2,594,318


EQUIPMENT & LEASEHOLD IMPROVEMENTS,
 at cost Note C..................................          810,333         706,746
 Less accumulated depreciation and
  amortization ..................................          712,866         695,134
                                                          --------      ----------
                                                            97,467          11,612


DEFERRED SOFTWARE DEVELOPMENT ...................                -           8,874
Net of amortization of $280,316 (1998)
and $271,442 (1997)
DEFERRED TAXES - Note F..........................          932,566         932,566
OTHER ASSETS.....................................           23,715          39,045
                                                        ----------      ----------
    TOTAL ASSETS                                        $3,244,213      $3,586,415
                                                        ----------      ----------
                                                        ----------      ----------





                 See notes to consolidated financial statements

                      PERCEPTRONICS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)


                                                               March 31.
                                                               ---------
                                                           1998           1997
                                                           ----           ----

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current portion of long term debt - Note D......      $  288,778     $  124,307
  Short term debt - Note D........................       1,281,311      1,587,569
  Accounts payable ...............................         688,097        834,491
  Accrued compensation ...........................         207,346        150,341
  Notes to officers and directors  ...............           4,000          4,000
  Advance from customers..........................              --         35,742
  Other accrued liabilities                                220,906        236,730
                                                         ---------      ---------
    TOTAL CURRENT LIABILITIES ....................       2,690,438      2,973,180

Long term debt, net of current portion - (Note D)          250,237        438,306

COMMITMENTS AND CONTINGENCIES - NOTES B & E

SHAREHOLDERS' EQUITY
 Common stock - par value $.001; authorized
  15,000,000 shares; 4,526,430 and 4,469,287
  shares issued and outstanding                              4,526          4,469
 Additional paid-in capital .....................       12,251,161     12,231,218
 Accumulated deficit ............................      (11,952,149)   (12,060,758)
                                                        ----------     ----------
  TOTAL SHAREHOLDERS'  EQUITY....................          303,538        174,929
                                                        ----------     ----------
  TOTAL LIABILITIES & SHAREHOLDERS'
     EQUITY.......................................     $ 3,244,213    $  3,586,415
                                                        ----------     -----------
                                                        ----------     -----------



                See notes to consolidated financial statements

                      PERCEPTRONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Year Ended March 31,
                                                       ----------------------
                                                          1998           1997
                                                       ----------     ----------
Net sales.....................................         $3,541,373    $3,227,047
Cost of sales.................................          2,288,743     2,465,612
                                                        ---------     ---------

Gross profit                                            1,252,630       761,435

Cost and expenses:
Selling, general and administrative ...........           895,462       817,323
Research and development.......................              -            8,402
                                                        ---------     ---------
Operating income (loss)                                   357,168       (64,290)


Interest expense .............................            245,730       215,666
                                                        ---------     ---------


Income (loss) before taxes and
 extraordinary item...........................            111,438      (279,956)
Income tax provision - Note F                               2,829         1,600
                                                        ---------     ---------
Income (loss) before extraordinary item                   108,609      (281,556)

Extraordinary gain from settlement
 of debt - Note J                                            -          337,983
                                                        ---------     ---------
Net income                                               $108,609       $56,427
                                                        ---------     ---------
                                                        ---------     ---------

Earnings (loss) per share:
   Basic:
     Income (loss) before extraordinary item.....            $.02         $(.07)
     Extraordinary item..........................            -              .08
                                                        ---------     ---------
     Net income .................................            $.02          $.01
                                                        ---------     ---------
                                                        ---------     ---------

   Diluted:
     Income before extraordinary item............            $.02         $(.07)
     Extraordinary item..........................            -              .08
                                                        ---------     ---------
     Net income  ................................            $.02          $.01
                                                        ---------     ---------
                                                        ---------     ---------
Weighted average common and common
      equivalent shares:

      Basic                                             4,497,859     4,166,510
                                                        ---------     ---------
                                                        ---------     ---------
      Diluted                                           4,562,843     4,169,484
                                                        ---------     ---------
                                                        ---------     ---------



             See notes to consolidated financial statements
                                       F-4

                       PERCEPTRONICS, INC. AND SUBSIDIARY
              CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY

                                                              Additional
                                                              ----------
                                         Common Stock           Paid In        Accumulated
                                         ------------           -------        -----------
                                    Shares          Amount      Capital          Deficit          Total
                                    ------          ------      -------          -------          -----
Balance at March 31, 1996         3,863,732         $3,863    $12,131,824      $(12,117,185)     $18,502

Exercised Warrants and
Common Shares Issued                605,555            606         99,394                        100,000
Net Income                                                                           56,427       56,427
                                  ---------        -------    -----------      ------------     --------

Balance at March 31, 1997         4,469,287         $4,469    $12,231,218      $(12,060,758)    $174,929

Common Shares Issued                 57,143             57         19,943                         20,000
Net Income                                                                          108,609      108,609
                                  ---------        -------    -----------      ------------     --------

Balance at March 31,1998          4,526,430         $4,526    $12,251,161      $(11,952,149)    $303,538
                                  ---------        -------    -----------      ------------     --------
                                  ---------        -------    -----------      ------------     --------



                See notes to consolidated financial statements

                      PERCEPTRONICS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year Ended March 31,
                                                               -----------------------
                                                                 1998           1997
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...............................................     $108,609       $56,427
 Adjustments to reconcile net income
    to net cash used in operating activities:
  Depreciation and amortization............................       26,606       149,261
  Extraordinary gain from settlement of note payable.......            -      (337,983)
  Reversal of accrued interest from settlement of
    note payable included in extraordinary gain............            -       133,006
 Changes in assets and liabilities:
  Receivables..............................................      558,700    (1,066,845)
  Inventory ...............................................       (3,433)       40,307
  Prepaid expenses.........................................       54,937      (117,076)
  Other assets.............................................       15,330          (300)
  Accounts payable.........................................     (146,394)     (172,733)
  Accrued compensation.....................................       57,005       (59,815)
  Advance from customer....................................      (35,742)     (268,300)
  Other accrued liabilities................................      (15,824)        7,083
                                                                --------       -------
      NET CASH PROVIDED (USED)
        IN OPERATING ACTIVITIES............................      619,794    (1,636,968)

CASH FLOWS FROM INVESTING ACTIVITY:
 Capital additions.........................................     (103,587)            -
                                                                --------     ----------
      NET CASH USED IN
       INVESTING ACTIVITIES................................     (103,587)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Settlement of note payable................................            -      (500,000)
 Proceeds from short/long term debt........................            -       500,000
 Cancellation of Note to Directors for exercise
    of warrants............................................            -      (100,000)
 Issuance of common stock for warrants exercised...........            -       100,000
 Net proceeds (repayment) from export financing............     (306,258)    1,537,569
 Payment of long term debt.................................      (23,598)      (47,319)
 Proceeds from sale of common stock........................       20,000             -
                                                                --------     ---------
      NET CASH PROVIDED (USED) IN
       FINANCING ACTIVITIES................................     (309,856)    1,490,250
                                                                --------     ---------
      NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS................................      206,351      (146,718)

      CASH AND CASH EQUIVALENTS AT
       THE BEGINNING OF THE YEAR...........................      171,060       317,778
                                                                --------     ---------
      CASH AND CASH EQUIVALENTS AT
       THE END OF THE YEAR.................................   $  377,411    $  171,060
                                                              ----------    ----------
                                                              ----------    ----------
      CASH PAID DURING PERIOD
       Interest                                               $  280,451     $  32,491
       Income Taxes                                             $  2,829      $  1,600


                                       F-6

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF THE COMPANY: Perceptronics, Inc., the "Company" designs, develops and manufactures computer-based simulation systems for training and decision support.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics Inc. (the "Company") and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At March 31, 1998, current liabilities exceeded current assets by $500,000. The Company continues to have difficulty in meeting its obligations as they become due, however, this condition has improved from the previous year. Payments to vendors, totaling approximately $316,000 at March 31,1998 are past due and certain vendors continue to require cash in advance or on delivery terms for goods and services. The Company's cash flow during fiscal 1998 was sufficient to meet current operating requirements but the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. In order to conserve cash, management has reduced staff, employee benefits, and other operating expenditures. Even if the Company overcomes its short-term liquidity problems, the ability of the Company to operate profitably and generate sufficient positive cash flows cannot be predicted. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

INVENTORY: Inventory is stated at cost, which is not in excess of market. Cost is determined principally by the first-in, first-out method.

PRECONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability of costs is probable) are accounted for as precontract costs. No revenues or profits have been recognized on these costs. There were no precontract costs deferred at March 31, 1998 or 1997.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS: Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives, which range from 3 to 5 years. Amortization of leasehold improvements is provided for by the straight-line method over the shorter of the useful lives or the terms of the leases.

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DEFERRED SOFTWARE DEVELOPMENT COSTS: Deferred software development costs are stated at the lower of cost or net realizable value. Such costs are amortized on a product-by-product basis, commencing when a product is available for general release to customers. The annual amortization expense is computed using the straight-line method over the remaining estimated economic life of the product. Deferred software development costs were fully amortized at March 31, 1998.

REVENUE RECOGNITION: During fiscal 1998 and 1997, 74% and 57% of the Company's total revenues resulted from products sold to commercial customers which were either foreign governments or domestic or foreign companies, respectively. Sales of products and services related to United States Government contracts were 26% and 43% of total revenues, respectively. Of the U.S. Government contract sales, 83% and 73% were for contracts that provided for reimbursement of cost plus fixed-fees and 17% and 27% were fixed price contracts. All sales were recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) are incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion.

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

USE OF ESTIMATES: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts of revenues and expenses, in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

EARNINGS (LOSS) PER SHARE: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement replaces the previously-reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is very similar to the previously-reported primary earnings per share in that it includes the effect of the additional common shares which would have been outstanding if dilutive stock options had been exercised. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes the calculation of basic and diluted earnings per share before extraordinary item for the years ended March 31:


                                                          1998          1997
                                                          ----          ----
Numerator:
    Basic and diluted earnings
    per share -- income before
    extraordinary item                                 $  108,609    $  (281,556)
                                                       ----------    -----------
                                                       ----------    -----------

Denominator:
    Basic earnings per share --
    weighted average number of
    common shares outstanding
    during the year                                     4,497,859      4,166,510

Incremental common shares
    attributable to assumed
    exercise of outstanding
    stock options                                          64,984          2,974
                                                       ----------    -----------
Denominator for diluted earnings
    per share                                           4,562,843      4,169,484
                                                       ----------    -----------
                                                       ----------    -----------

Basic earnings per share                               $     0.02    $     (0.07)
                                                       ----------    -----------
                                                       ----------    -----------

Diluted earnings per share                             $     0.02    $     (0.07)
                                                       ----------    -----------
                                                       ----------    -----------

The calculations of earnings per share before extraordinary item excluded the effect of the assumed exercise of the following numbers of outstanding common stock options and warrants because their effect was antidilutive: 579,936 in 1998 and 513,600 in 1997.

POST-RETIREMENT BENEFITS: The Company does not provide post-retirement health care and life insurance benefits to retirees. Therefore, FASB Statement 106, which became effective for fiscal years beginning after December 15, 1992, is not applicable.

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE B - RECEIVABLES

Billed receivables at March 31, 1998 of $263,524 and at March 31, 1997 of $326,636 represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at year-end. The Company expects to collect all amounts within one year.

Unbilled receivables at March 31, 1998 are $1,160,458 and at March 31, 1997 are $1,647,894. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contract. At March 31, 1998, $ 658,370 of unbilled receivables related to a subcontract to a foreign government. In April of 1998 this receivable was collected in its entirety.

The amount of contract retentions included in unbilled receivables was $147,000 in fiscal 1998 and $96,000 in fiscal 1997.

The books and records of the Company are subject to audit by the Defense Contract Audit Agency (DCAA). The Company's overhead costs have been audited and approved by the DCAA through fiscal year 1995. The Company believes that it is in substantial compliance with Government record-keeping and cost-allocation requirements, and does not expect any significant adjustments as a result of the future audit of 1998, 1997 and 1996 overhead costs. As discussed in Note E, a large multi-year contract which was completed in fiscal 1994 remains open.

NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at March 31:

                                                           l998           1997
                                                         --------       --------
     Computers and other equipment                       $336,664       $336,664
     Leasehold improvements                               110,439         61,997
     Machinery & equipment                                320,006        264,861
     Office furniture & fixtures                           43,224         43,224
                                                         --------       --------
                                                          810,333        706,746
     Accumulated depreciation & amortization              712,866        695,134
                                                         --------       --------
                                                         $ 97,467       $ 11,612
                                                         --------       --------
                                                         --------       --------


During the fiscal year ended March 31, 1997, the Company wrote off a substantial amount of fully depreciated assets which could no longer be identified. No gain or loss was realized relating to these write-offs.

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - LONG-TERM DEBT AND OTHER FINANCING

Long-term debt included the following at March 31:
                                                                         1998         1997
                                                                       --------     --------
Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.                 $ 54,362      $60,739

Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $278
including interest at 8% per annum, due December 1997.                     -           1,874

Unsecured Note Payable - Lockheed Martin Fairchild (LMF)
unsecured note resulting from PGTS contract settlement.                    -         500,000

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,374 including interest at
prime rate plus 2.75 percentage points, due November 2002.              184,653         -

Note Payable - Export customer bearing interest at 12%
annually payable in monthly installments of $2,000,
principal to be repaid as described in the paragraph
that follows.                                                           200,000         -

Note Payable - Consultant issued to resolve open accounts
payable balance.  Payable in monthly installments of $4,521
including interest at 8% per annum, due April 2000.                     100,000         -
                                                                       --------     --------
                                                                        539,015      562,613
Current portion of long-term notes payable                              288,778      124,307
                                                                       --------     --------
                                                                       $250,237     $438,306
                                                                       --------     --------
                                                                       --------     --------


On September 30, 1997, the Company reached a settlement with Lockheed Martin Fairchild to pay $500,000 to discharge the unsecured note payable in full including accrued interest. The funds required to discharge the Lockheed Martin Fairchild unsecured promissory note were obtained from other lenders. The Company entered into a $200,000 note with a bank which is guaranteed by the SBA and which bears interest at prime interest rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also entered into a $200,000 note with an export customer that bears interest at 12 percent. On April 21, 1998, the Company repaid $51,032 of the outstanding balance. The company plans to repay the remaining outstanding balance of $148,968 within the next three months using proceeds from the final payment on the $1.5 million TOW PGTS contract. The Company funded $100,000 of the settlement from operating cash flow. The March 31, 1997 financial statements have been prepared to reflect the fair value of the unsecured note based on the settlement that occurred in September 1997.

On March 31, 1998, the Company reached a settlement with a consultant to resolve a past due accounts payable balance of $220,000. The Company entered into a 24 month note payable in the amount of $100,000 that bears interest at 8% per annum. The Company also issued Warrants to purchase common stock in settlement of the remaining accounts payable balance of $120,000 which is discussed in Note H.

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Maturities of long-term debt are as follows:

          March 31,
            1999                     $288,778
            2000                       96,973
            2001                       49,741
            2002                       55,015
            2003                       34,026
          Thereafter                   14,482
                                    ---------
                                     $539,015
                                    ---------
                                    ---------

Short-term debt included the following at March 31, 1998 and 1997:

As of March 31, 1997, there was an export line of credit facility with an outstanding balance of $1,537,569 with a commercial lender. This credit facility was guaranteed by the U.S. Small Business Administration (SBA) and the California Export Finance Office (CEFO). The commercial lender holds a second lien position on the general assets of the Company and a first lien on the export inventory and accounts receivable financed under the credit facility. The note was repaid in June of 1997 and had a variable interest rate which was 11.5% at March 31, 1997.

The Company, on October 3, 1997 entered into an export line of credit facility with a commercial lender. The credit facility allows the Company to borrow up to $1,666,000 to provide working capital for export contracts to provide TOW PGTS training systems to foreign customers. The credit facility bears interest at prime rate plus 3.0 points and is guaranteed by the SBA and CEFO with a second lien placed on the Company's general assets and a first lien on the export inventory and accounts receivable financed under the credit facility. At March 31, 1998 borrowings against the credit facility totaled $1,131,311. The credit facility currently expires December 31, 1998. The Company expects to have delivered all training systems under contract and to repay the export credit facility. On February 27, 1998 the Company entered into a short term note payable with the same export lender for $100,000 which matures June 30, 1998 and bears interest at 14% per annum.

As of March 31,1998 and 1997, there is a loan outstanding of $50,000 with a foreign customer, that bears interest at 6% per year. The terms of the note required repayment by March 1, 1996, however, the Company was unable to repay the note because of cash flow problems. The Company intends to pay off the note as cash flow is available to do so. Interest continues to accrue at the 6% rate.

NOTE E - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS: Approximate future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more at March 31, 1998 consisted of the following:

            1999                          $  268,031
            2000                             125,037
            2001                              85,800
            2002                                   -
            2003 and beyond                        -
                                         -----------
                                          $  478,868
                                         -----------
                                         -----------

Rent expense was $230,054 in fiscal year 1998 and $314,004 in fiscal year 1997.

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DCAA - Audit: The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 1998, there is a DCAA audit open of a large multi-year contract which was completed in 1994. The Company believes the costs charged to this contract were proper and should not result in any significant adjustments. The Company has provided $200,000 and $205,000 in reserve for possible contract price adjustments at March 31, 1998 and March 31, 1997. The amount reserved is believed to be adequate and is included in accrued liabilities.

NOTE F - INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                                                    Year Ended March 31,
                                                 --------------------------
                                                    1998           1997
Current:                                            ----           ----
     Federal                                      $  -           $  -
     State                                         2,829          1,600
                                                 -------        -------
                                                   2,829          1,600

Deferred:
    (Increase) decrease in benefit
       of NOL carryforwards                       35,000       (103,777)
    Increase (decrease) in valuation
       allowance                                 (35,000)       103,777
                                               ---------      ---------
                                                $  2,829       $  1,600
                                               ---------      ---------
                                               ---------      ---------

At March 31, 1998, the Company has net operating loss (NOL) carryforwards of approximately $21,200,000 for federal income tax purposes and $1,400,000 for state income tax purposes, respectively, expiring in varying amounts through 2010. At March 31, 1998, approximately $3,800,000 of state net operating losses expired. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined by the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. State net operating losses expire between 1999 and 2002, if not utilized.

In 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Previously, the Company used the APB 11 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS 109 the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements.

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be sufficient to realize the recorded deferred tax asset of $7,070,000 net of a valuation allowance of $6,137,000.

                      PERCEPTRONICS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Realization of the future tax benefits of the NOL carryforwards is dependent on the Company's ability to generate taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOL carryforwards, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management did not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.

Federal income tax NOL carryforwards will expire between fiscal 2001 and 2012 and state income tax operating loss carryforwards will expire between fiscal 1999 and 2002 if not used to offset taxable income.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                                            1998          1997
                                                         --------      --------
      Federal statutory rate                               34.00%        34.00%
      Increase (reductions) in taxes due to:
        State income taxes (net of federal benefit)         6.13%         6.13%
        Valuation allowance adjustment                    (37.53)%      (37.30)%
                                                         --------      --------
                                                            2.60%         2.83%
                                                         --------      --------
                                                         --------      --------

Income taxes paid amounted to $2,829 in fiscal 1998 and $1,600 in fiscal 1997.


NOTE G - EMPLOYEE BENEFITS

The Company has a combined profit sharing and retirement/savings plan qualifying for treatment under Internal Revenue Code Section 401(k). All employees aged 21 and older, except those covered by a collective bargaining agreement, are eligible following six months of employment in which at least 500 hours are paid. Under the profit sharing portion of the plan, contributions to the plan are determined by the Board of Directors and are allocated among eligible participants in proportion to their salaries. There were no contributions made by the Company in fiscal 1998 and 1997. Under the retirement/savings portion of the plan, the Company may match 75% of eligible employees' voluntary contributions to a maximum of 4.5% of their salaries. There were no Company matching contributions made under the retirement/savings plan portion in fiscal 1998 and 1997.

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - SHAREHOLDERS' EQUITY

The Company's 1982 Employee Incentive Stock Option Plan, as amended, authorized the issuance of options to purchase 690,000 shares of common stock which may be granted to employees, including officers, of the Company. No options may be granted under this plan after November 1992. Options to purchase 42,800 and 61,300 shares were outstanding and exercisable under this plan at March 31, 1998 and March 31, 1997, respectively.

In September 1992, the Company's shareholders approved the 1992 Stock Option Plan which authorizes the issuance of incentive and non- qualified options to purchase 300,000 shares of Common Stock which may be granted to employees, directors, consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later than ten years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 218,500 and 35,500 shares were outstanding under this plan at March 31, 1998 and March 1997, of which 138,100 and 23,900 shares were exercisable.

The 1988 Directors' Option Plan authorizes the issuance of options to purchase 100,000 shares of common stock. The options are automatically granted on April 1 of each year and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise prices may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 49,000 and 39,000 shares were outstanding under this plan at March 31, 1998 and 1997, respectively. No options may be granted under this plan after July 1998.

Changes in the status of options are summarized as follows for fiscal years ended March 31:

                                                    1998            1997
                                                -----------    -------------
Outstanding at beginning of year..........        415,200         576,650
Granted...................................        195,500          10,000
Canceled or expired.......................       (300,400)       (171,450)
Exercised.................................           -               -
                                              --------------   -------------
Outstanding at end of year................        310,300         415,200
Available for grant at end of year........        128,500         197,500
Price range of options:
  Outstanding at end of year..............      $.11 - $3.00    $.23 - $3.50
    Exercised.............................           -               -

At March 31, 1998 and 1997, options for the purchase of 229,900 and 403,600 shares were exercisable.

                        PERCEPTRONICS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At March 31, 1998 the following warrants to purchase common shares were outstanding:

         Quantity       Exercise Price         Expiration Date
         --------       --------------        ------------------
          50,000             $.32             December 31, 2000
          60,000             $.95             August 16, 1998
          22,222             $.18             December 21, 1998
         240,000             $.50             March 30, 2003
          25,000             $.30             March 06, 2003
          57,143             $.57             March 16, 2003
          44,693             $.32             October 30, 2002
          44,693             $.29             January 31, 2003

On March 31, 1998, the Company reached a settlement with a consultant to resolve a large past due accounts payable balance. In exchange for clearing $220,000 of the past due accounts payable balance, the Company issued a two year note payable in the amount of $100,000 which requires monthly payments of $4,521 including interest at 8% per annum. The Company also issued warrants to purchase 240,000 shares of common stock at an exercise price of $.50. The Warrants vest immediately and expire March 30, 2003.

On September 15, 1997, the Company entered into an agreement with a financial consultant. The financial consultant was retained to provide financial management consulting and to locate and secure equity and debt financing on behalf of the company. Under the terms of the agreement, the consultant is to be paid $5,000 per month. In addition to the monthly retainer, the consultant is to be granted warrants to purchase common stock of the Company in an amount up to 5% of the Company's outstanding shares. The warrants vest and are issuable in amounts equal to 1% of the Company's outstanding shares each 90 day period starting 46 days from the date of the agreement. The warrants are to have an exercise price equal to 85% of the market value on the day prior to the date of vesting and expire five years from date of grant. Warrants that have vested at March 31, 1998 are;

     Vesting date        Shares         Exercise price
     ------------        ------         --------------
       10/31/97          44,693              $0.32
       01/29/98          44,693              $0.29

In addition to the monthly retainer and the warrants, the agreement calls for other fees to be paid in cash related to the introduction of equity or debt financing and for their involvement in any merger or acquisition transactions.

On March 13, 1998, a private investment company purchased 57,143 shares of the Company's common stock at a purchase price of $20,000 or $.35 per share. In conjunction with the purchase of common stock the investment company was granted warrants to purchase an additional 57,143 shares of common at an exercise price of $.57 and 25,000 shares at $.30. Both warrants vest immediately and expire five years from date of issue.

                      PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - SIGNIFICANT CUSTOMERS

During fiscal year 1998, sales to the United States Government, a foreign customer for TOW PGTS simulator systems and the Egyptian Government for TOW PGTS simulator systems were approximately $907,000 (26% of total sales), $2,140,000 (61% of total sales), $272,000 (8% of total sales), respectively. During fiscal year 1997, sales to the United States Government, a foreign customer for TOW PGTS simulator systems and the Egyptian Government were approximately $1,400,000 (43% of total sales), $1,500,000 (47% of total sales), $300,000 (10% of total sales), respectively.

NOTE J - EXTRAORDINARY GAIN FROM SETTLEMENT OF DEBT

On September 30, 1997, the Company reached a settlement with Lockheed Martin Fairchild to settle a note with a carrying value of $704,977 and accrued interest of $133,006 for $500,000. Negotiations to settle the note had begun prior to March 31, 1997. The financial statements as of March 31, 1997 reflect the recognition of the settlement of the debt. Due to large net operating loss carryforwards, the extraordinary gain was not reduced for income taxes.

                               INDEX TO EXHIBITS

                        EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit Index (Management contracts, compensation plans and arrangements are identified by *.

               3.1    Certificate of Incorporation, as amended (4)

               3.2    By-Laws, amended. (2)

             * 10.1 Non-Qualified Stock Option agreements with certain officers and directors. (2)

             * 10.2   1992 Stock Option Plan (5)

             * 10.3 Employment Agreement with Gershon Weltman dated August 1, 1989 (1) and First Amendment dated October 22, 1991. (3)

             * 10.4 Form of Promissory Note and Warrant Agreement dated December 22, 1993 between the Company and certain officers and directors. (6)

             * 10.5 Form of indemnification Agreement with Officers and Directors. (1)

             * 10.6   1988 Directors' Stock Option Plan. (5)

               10.7 Settlement Agreement between Loral Fairchild Corp. Dated December 19, 1994 and Perceptronics Inc., in connection with the PGTS Program. (7)

               10.8 $1,225,000 Promissory Note dated January 3, 1995, payable to Loral Fairchild Corp. (7)

             * 10.9 Second Amendment to Employment Agreement with Gershon Weltman dated August 27, 1996. (8)

             * 10.10 Termination of Employment Agreement with Amos Freedy effective November 14, 1996. (8)

             * 10.11 Employment agreement with Thomas Lubaczewski dated January 1, 1997. (9)

               10.12  Amendment to the Agreement of January 3, 1995
                      between Loral Fairchild Corp., and Perceptronics, Inc. (9)

               10.13 Loan Agreement and note dated September 23, 1997 between the Company and The Pacific Bank. (10)

               10.14 Promissory Note dated September 22, 1997 between the Company and Applied Controls Technology. (10)

               21.1   Subsidiaries

               23.1   Consent of Independent Accountants

               27.1   Financial Data Schedule

(1) Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1990.

(2) Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1991.

(3) Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1992.

(4) Incorporated by reference to the Company's Form 8-K/A date of event reported April 30, 1993.

(5) Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1993.

(6) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1994.

(7) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1995.

(8) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1996.

 (9) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1997.

(10) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.