Form 10QSB
period 1998-06-30
PERCEPTRONICS INC
filed 1998-08-13
CIK 710217

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934.
     For the quarterly period ended    June 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from __________________ to _______________

                           Commission file number 0-12382

                                Perceptronics, Inc.
                                -------------------
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
Yes           No    X
    ---------    --------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock:  $.001 par value, outstanding at July 20, 1998:  5,154,041

     Transitional Small Business Disclosure Format (Check one):
          Yes           No    X
              --------     --------

Exhibit index on page 17 of 17

                                      1 of 17

                                       INDEX

                         PERCEPTRONICS, INC. AND SUBSIDIARY



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     (a) Consolidated balance sheets, Perceptronics, Inc. and subsidiary, June 30, 1998 and March 31, 1998.

     (b) Consolidated statements of operations, Perceptronics, Inc. and subsidiary, three months ended June 30, 1998 and 1997.

     (c) Consolidated statements of cash flows, Perceptronics, Inc. and subsidiary, three months ended June 30, 1998 and 1997.

     (d)  Notes to consolidated financial statements.


Item 2. Management's discussion and analysis of financial condition and results of operations.



PART II.  OTHER INFORMATION

Item 2.   Changes in securities.

Item 6.   Exhibits and Reports on Form 8-K.

                                      2 of 17

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                         PERCEPTRONICS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                                                  June 30, 1998    March 31, 1998
                                                                                  -------------    --------------
ASSETS

CURRENT ASSETS
     Cash and short-term investments ..........................................    $   25,990        $   78,411
     Restricted cash - Note B .................................................       747,500           299,000
     Receivables
          Billed - Note C .....................................................       661,843           263,524
          Unbilled - Note C ...................................................       754,038         1,160,458
          Other receivables ...................................................        20,490            32,302
     Inventory  - Note D.......................................................       189,788           189,788
     Prepaid expenses .........................................................       381,485           166,982
                                                                                   ----------        ----------
          TOTAL CURRENT ASSETS ................................................     2,781,134         2,190,465


EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost ...................................       810,947           810,333
     Less accumulated depreciation and amortization ...........................       721,558           712,866
                                                                                   ----------        ----------
                                                                                       89,389            97,467


DEFERRED TAXES ................................................................       932,566           932,566
OTHER ASSETS ..................................................................        23,715            23,715
                                                                                   ----------        ----------
          TOTAL ASSETS ........................................................    $3,826,804        $3,244,213
                                                                                   ----------        ----------
                                                                                   ----------        ----------


                  See notes to consolidated financial statements

                                      3 of 17

                          PERCEPTRONICS, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                     (continued)


                                                                                June 30, 1998      March 31, 1998
                                                                                -------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt - Note E ................................ $    239,365        $    288,778
     Short term debt ...........................................................    1,529,080           1,285,311
     Accounts payable ..........................................................      620,384             688,097
     Accrued compensation ......................................................      235,014             207,346
     Advance from customers ....................................................      448,500                -
     Other accrued liabilities .................................................      170,672             220,906
                                                                                 ------------        ------------
          TOTAL CURRENT LIABILITIES ............................................    3,243,015           2,690,438

LONG TERM DEBT, net of current portion - Note E ................................      231,029             250,237

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock - par value $.001; authorized 15,000,000 shares;
      4,647,097 and 4,526,430 shares issued and outstanding.....................        4,643               4,526
     Additional paid-in capital ................................................   12,297,044          12,251,161
     Accumulated deficit .......................................................  (11,948,927)        (11,952,149)
                                                                                 ------------        ------------
          TOTAL SHAREHOLDERS' EQUITY............................................      352,760             303,538
                                                                                 ------------        ------------
          TOTAL LIABILITIES & SHAREHOLDERS'
               EQUITY........................................................... $  3,826,804        $  3,244,213
                                                                                 ------------        ------------
                                                                                 ------------        ------------


                    See notes to consolidated financial statements

                                      4 of 17

                        PERCEPTRONICS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                                       Three Months
                                                                                       Ended June 30,
                                                                                      1998         1997
                                                                                  -----------------------
Net sales........................................................................ $  832,952   $  978,609
Cost of sales....................................................................    501,024      654,976
                                                                                  ----------   ----------
Gross profit....................................................................     331,928      323,633
Cost and expenses:
Selling, general and administrative.............................................     244,878      173,373
Research and development .......................................................       6,456          -
                                                                                  ----------   ----------
Operating income................................................................      80,594      150,260
Interest expense................................................................      77,372       80,551
                                                                                  ----------   ----------
Income before taxes.............................................................       3,222       69,709
Income tax provision ...........................................................         -            800
                                                                                  ----------   ----------
Net income......................................................................  $    3,222   $   68,909
                                                                                  ----------   ----------
                                                                                  ----------   ----------
Earnings per share:
     Basic:
          Net income............................................................  $     0.00   $     0.02
                                                                                  ----------   ----------
                                                                                  ----------   ----------
     Diluted:
          Net income............................................................  $     0.00   $     0.02
                                                                                  ----------   ----------
                                                                                  ----------   ----------
     Weighted average common and
          common equivalent shares:
          Basic - Note F........................................................   4,586,764    4,469,287
                                                                                  ----------   ----------
                                                                                  ----------   ----------
          Diluted - Note F......................................................   4,881,821    4,470,487
                                                                                  ----------   ----------
                                                                                  ----------   ----------


                See notes to consolidated financial statements

                                      5 of 17

                         PERCEPTRONICS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                                              Three Months
                                                                                              Ended June 30,
                                                                                           1998            1997
                                                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ................................................................        $   3,222      $    68,909
     Adjustments to reconcile net income
          to net cash used in operating activities:
          Depreciation and amortization ........................................            8,692            5,121
     Changes in assets and liabilities:
          Receivables ..........................................................           19,913        1,131,388
          Inventory ............................................................              -                -
          Prepaid expenses .....................................................         (214,503)         167,458
          Other assets .........................................................              -                -
          Accounts payable .....................................................          (67,713)          29,031
          Accrued compensation .................................................           27,668           25,971
          Advance from customers ...............................................          448,500          (35,742)
          Other accrued liabilities ............................................          (50,234)         (18,077)
                                                                                        ---------      -----------
               NET CASH PROVIDED
                    IN OPERATING ACTIVITIES ....................................          175,545        1,374,059
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions..........................................................             (614)             -
                                                                                        ---------      -----------
               NET CASH USED IN
                    INVESTING ACTIVITIES .......................................             (614)             -
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock for warrants exercised ...........................           16,000              -
     Net proceeds (repayment) - export financing ...............................          243,769       (1,537,569)
     Payment of long term debt .................................................          (68,621)          (1,615)
     Proceeds from sale of common stock ........................................           30,000              -
                                                                                        ---------      -----------
               NET CASH PROVIDED (USED) IN
                    FINANCING ACTIVITIES .......................................          221,148       (1,539,184)
               NET INCREASE (DECREASE) IN CASH
                    AND CASH EQUIVALENTS .......................................          396,079         (165,125)
               CASH AND CASH EQUIVALENTS  AT
                    THE BEGINNING OF THE PERIOD ................................          377,411          206,802
                                                                                        ---------      -----------
               CASH AND CASH EQUIVALENTS AT
                    THE END OF THE PERIOD ......................................        $ 773,490      $    41,677
                                                                                        ---------      -----------
                                                                                        ---------      -----------
               CASH PAID DURING THE PERIOD
                    Interest ...................................................        $  88,641      $    93,872
                    Income taxes ...............................................        $     -        $       800


                                      6 of 17

                         PERCEPTRONICS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the
results for the interim periods presented.   All such adjustments are, in the
opinion of management, of a normal recurring nature. Results for the three month period ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1998.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At June 30,1998, current liabilities exceed current assets by $462,000. The Company continues to have difficulty in meeting its obligations as they become due, however, this condition has improved from the previous year. Payments to vendors, totaling approximately $283,000 at June 30, 1998 are past due and certain vendors continue to require cash in advance or on delivery terms for goods and services. The Company's cash flow during fiscal 1998 was sufficient to meet current operating requirements but the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. In order to conserve cash, management has reduced staff, employee benefits, and other operating expenditures. Even if the Company overcomes its short term liquidity problems, the ability of the Company to operate profitably and generate sufficient positive cash flows cannot be predicted. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

RESTRICTED CASH: Represents short term investments that have been pledged as collateral in conjunction with letters of credit guarantees required by the foreign contract with the Government of Egypt.

                                      7 of 17

INVENTORY: Inventory is stated at cost, which is not in excess of market. Cost is determined principally by the first-in, first-out method.

PRECONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as precontract costs. No revenues or profits have been recognized on these costs. There were no precontract costs deferred at June 30, 1998 and March 31, 1998.

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

PER SHARE DATA: Per share data is based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding using the treasury stock method. Refer to Note F for a reconciliation of the shares used to compute earnings per share.

USE OF ESTIMATES: Company mamagement has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts of revenues and expenses, in conformity with generally accepted accounting prionciples. Actual amounts could differ from these estimates.

NOTE C - RECEIVABLES

Billed receivables at March 31, 1998 and June 30, 1998 are $263,524 and $661,843 respectively. These balances represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at the end of the respective periods.

Unbilled receivables at March 31, 1998 and June 30, 1998 are $1,160,458 and $754,038 respectively. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contracts.

The amount of contract retention included in unbilled receivables was $147,000 at March 31, 1998 and $116,000 at June 30, 1998.

                                      8 of 17

NOTE D -  INVENTORY

A summary of the components of inventory follows:


                                             June 30,       March 31,
                                               1998           1998
                                             --------       ---------
     Raw materials and component parts       $189,788       $189,788
                                             --------       --------
                                             $189,788       $189,788
                                             --------       --------
                                             --------       --------


NOTE E - LONG TERM DEBT

Long-term debt included the following at June 30 and  March 31, 1998:


                                                                      June 30,               March 31,
                                                                        1998                   1998
                                                                        ----                   ----
Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.               $ 52,553               $ 54,362

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,374 including interest at
prime rate plus 2.75 percentage points, due November 2002.            176,652                184,653

Note Payable - Export customer bearing interest
at 12% annually payable in  monthly installments.
Principal to be repaid as described in the paragraph
that follows.                                                         148,968                200,000

Note Payable - Consultant issued to resolve open accounts
payable balance.  Payable in monthly installments of $4,521
including interest at 8% per annum, due April 2000.                    92,221                100,000
                                                                     --------               --------
                                                                      470,394                539,015
Current portion of long-term notes payable                            239,365                288,778
                                                                     --------               --------
                                                                     $231,029               $250,237
                                                                     --------               --------
                                                                     --------               --------


In September 1997, the Company entered into a $200,000 note with an export customer that bears interest at 12 percent. On April 21, 1998, the Company repaid $51,032 of the outstanding balance. The Company plans to repay the remaining outstanding balance of $148,968 within the next three months using proceeds from the final payment on the $1.5 million TOW PGTS contract.

                                      9 of 17

Maturities of long-term debt are as follows:


        June 30,
          1999              $239,365
          2000                89,734
          2001                51,007
          2002                56,425
          2003                21,590
      Thereafter              12,273
                            --------
                            $470,394
                            --------
                            --------


NOTE  F - NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three month periods ended June 30, 1998 and 1997 are as follows:


                                                 Quarter ended
                                                    June 30,
                                             1998               1997
                                             ----               ----
Weighted average common shares
     outstanding ......................... 4,586,764          4,469,287
Diluted stock options and warrants
     based on treasury stock method ......   295,058              1,200
                                           ---------          ---------
Diluted shares ........................... 4,881,821          4,470,487
                                           ---------          ---------
                                           ---------          ---------


                                      10 of 17

Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

Perceptronics , Inc., (the "Company") designs, develops and manufactures computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software systems are used to enhance command and control operations, for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's business is in the foreign defense industry where the Company has built an international reputation. The following discussion is based on the unaudited consolidated financial statements contained elsewhere in this report. The unaudited financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of the liabilities that may result from the possible inability of the Company to continue as a going concern. See Note B of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

NET SALES. Net sales for the three months ended June 30, 1998 decreased by $146,000 or 15% compared to the comparable three-month period in the prior fiscal year. Sales of training simulator systems decreased $173,000 or 22% as a result of the timing of contracts for the export sales of TOW PGTS simulator systems. During the three months ended June 30, 1997, the Company completed one subcontract and started a second subcontract for TOW PGTS simulator systems being built for a foreign customer. This resulted in a strong quarter for training simulator sales. During the three month period ended June 30, 1998, the Company worked on the early phase of a TOW PGTS simulator systems contract for the Government of Egypt which resulted in quarterly sales that where not as
strong as the previous years first quarter.   Simulation network technology
sales increased $55,000 or 38% as a result of recent contract awards that produced increased activity on U. S. Government cost reimbursable contracts. Science and technology sales decreased $34,000 due to the completion in the previous quarter of a contract for the design of a medication dispenser monitoring device.

COST OF SALES. Cost of sales for the three months ended June 30, 1998 decreased 23% as a result of the 15% reduction in sales discussed above and improved profit margins on TOW PGTS simulator system sales. Cost of sales as a percentage of sales during the three months ended June 30, 1998 was 60% compared to 67% during the three-month period ended June 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $72,000 or 41% in the three-month period ended June 30, 1998 compared to the comparable three-month period in the prior fiscal year. This increase was primarily due to the cost of the year-end audit, consulting fees associated with the development of commercialized networking software products for on-line multi-player games and increased foreign marketing expense. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

RESEARCH AND DEVELOPMENT EXPENSES. During the current fiscal year, the Company plans to incur research and development expenses associated with the development and commercialization of network software products for on-line, multi-player games involving complex 3D environments consistent with the Company's financial resources. During the three

                                      11 of 17
months ended June 30, 1998, the Company incurred $6,000 of internally funded research and development costs.

INTEREST EXPENSE. Interest expense decreased 4% or $3,000 in the three-month period ended June 30, 1998 compared to the comparable three-month period in the prior fiscal year. Interest expense applicable to the export credit facility was comparable between the two three month periods.

BACKLOG. The Company's firm contract backlog was $3.5 million at June 30, 1998, compared to $4.5 million at June 30, 1997. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. At June 30, 1998 and 1997 all backlog was funded.

In July 1998, the Company was awarded a contract under the California Technology Investment Partnership Program, which provides $250,000 of supplemental funding for federal technology awards. This award will be used to fund development and commercialization of network software products for on-line, multi-player games involving complex 3D environments.

Certain of the Company's contracts extend to customers the option to buy additional products and services at specified prices over a specified period of time. There is no assurance that any contract option will be exercised. At June 30, 1998, the option backlog was $ 12.6 million.

LIQUIDITY AND CAPITAL RESOURCES.

With unrestricted cash balances of $26,000 at June 30, 1998, the Company's principal source of liquidity continues to be the Company's export credit facility, vendor credit and cash flow generated from operations. The Company had negative working capital of $462,000 at June 30, 1998, compared to negative working capital of $500,000 at March 31, 1998. The Company has experienced severe liquidity problems in the past and continues to have difficulty in meeting its obligations as they come due. With respect to foreign contracts for TOW PGTS simulator systems, an export credit facility is in place to provide the cash flow required to perform on these contracts. Payments to vendors for materials needed for the contracts are generally in advance or on delivery terms and are being funded through the credit facility. At June 30, 1998, vendor accounts totaling $262,000 are past due and are being liquidated as positive cash flow permits. The Company is making good progress in reducing this balance, however the lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

The Company's short-term strategy is to increase its domestic and foreign defense contract revenue base in order to generate sufficient cash flow from operations and to reduce current liabilities. A major part of the Company's long-term strategy will be to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to reduce the Company's dependence on defense contracts. The SBIR InterGame software contract of $748,000, and the recently awarded California Technology Investment Partnership contract of $250,000, mentioned above in the backlog section, will provide funding that will enable the Company to use it's defense related technology to develop commercial software products. The Company was successful in obtaining commitments for the required equity funding of approximately $375,000, of which $271,000 has been funded, to satisfy the self funding requirements of the SBIR contract. The Company's ability to pursue its long-term strategy will depend on generating sufficient cash flow from operations to finance new product development. There can be no assurance that this strategy will be successful. The Company is exploring alternative sources for financing as well as potential business combinations in order to meet the short and long-term objectives.

                                      12 of 17

The export credit facility mentioned above was obtained in October 1997 from a commercial lender and enables the Company to borrow up to $1,666,000 to be used in conjunction with it's export contracts. The credit facility is guaranteed by the U.S. Small Business Administration (SBA) and the California Export Finance Office (CEFO). The borrowings bear interest at 3.0 points above prime rate and are secured by a lien placed on the Company's general assets. Borrowings occur on the credit facility as work progresses on the contract. The borrowings are repaid with proceeds received from the delivery of finished units. At June 30, 1998, borrowings outstanding against the line totaled $1,475,000. The Company also has a short term note payable of $84,000 with the same export lender, which matures September 30, 1998 and bears interest at 14% per annum. The Company is currently using the credit facility and the funds from the short-term note to finance the production of TOW PGTS simulator systems for the Government of Egypt.

The Company currently has a $200,000 note payable with a bank that is due in Novermber 2002 and is guaranteed by SBA. At June 30, 1998 the principal balance outstanding was $177,000. The note bears interest at prime rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also has a $200,000 note payable with an export customer. The note bears interest at 12 percent annually. In April 1998, the Company repaid $51,032 of the outstanding balance and plans to pay the remaining balance of $148,968 within the next few months using proceeds from the final payment on the $1.5 million TOW PGTS contract. The Company also has a note payable due in April 2000 with a starting principal of $100,000 that bears interest at 8% per annum. At June 30, 1998, the outstanding balance on this note payable was $92,000.

The Company's operating activities provided cash of $176,000 during the three-month period ended June 30, 1998. For the three month period ended June 30, 1997 operating activities provided $1,374,000. During the June 30, 1997 quarter, the Company completed a large foreign contract and was paid by the customer resulting in a reduction of accounts receivable of $1,131,000. During the quarter ended June 30, 1998, the cash provided was primarily the result of a $448,500 advance from the Government of Egypt on the current contract for TOW PGTS simulator systems offset by advance payments to vendors for materials for the Egyptian contract. The advance payment on the contract is restricted cash that has been placed as collateral for a standby letter of credit required by the terms of the contract.

The Company's investing activities used cash of $614 during the three-month period ended June 30, 1998 associated with capital expenditures for equipment. There were no capital expenditures during the three-month period ended June 30, 1997.

The Company's financing activities provided cash of $221,000 during the three-month period ended June 30, 1998. A warrant holder exercised a warrant for 50,000 shares of common stock for an exercise price of $16,000. A vendor agreed to accept 66,667 shares of common stock in exchange for the release of the Company from a $30,000 liability. Net proceeds from the export credit facility provided $244,000 of cash and the Company used $69,000 to repay long-term debt. During the three months ended June 30, 1997, the Company's financing activities used $1,539,000 to repay the export credit facility and long term debt.

During the three month period ended June 30, 1998, the Company entered into stock purchase subscription agreements with five investors for the purchase of up to 979,445 shares of common stock for a purchase price of $375,000 and the release from a $20,050 liability. The subscription agreements also provide for the issuance of warrants to the investors for the purchase of up to 728,612 shares of common stock at exercise prices that range from $.57 to $1.50. Certain of the subscription agreements provide for the payment for certain of the shares over several months

                                      13 of 17
starting in July 1998. During July 1998, the Company received payments from investors of $225,000.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of it's computer system to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is an older generation and will be effected by the year 2000 problem. The Company is assessing current generation systems and plans to replace the existing computer system. While the Company does not know what the total cost associate with becoming year 2000 compliant will be the Company feels that it will not be material. By the end of 1998, the Company plans to complete it's review of new computer systems and to make a selection to replace the system currently in use. However, there can be no assurance that software incompatibility with the year 2000 issue on the part of the Company's customers and suppliers will not cause an interruption of operations or that the Company will not have to incur substantial cost to avoid such occurrences.

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference the section "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 1998.

                                      14 of 17

PART II.  OTHER INFORMATION

Item 2. Changes in securities

        During June 1998, the Company issued 50,000 shares of common stock to a commercial lender as a result of the exercise of a warrant for $16,000. The Company also issued 66,667 shares of common stock and a warrant to purchase 66,667 shares of common stock for $.75 per share to a subcontractor in exchange for the release of the Company from a $30,000 liability. Also in June 1998, the Company entered into stock purchase subscription agreements with five sophisticated investors for the purchase of up to 979,445 shares of common stock for an aggregate purchase price of $375,000 and the release from a $20,050 liability. The subscription agreements also provide for the issuance of warrants to the investors for the purchase of up to 728,612 shares of common stock at exercise prices that range from $.57 to $1.50. Certain of the subscription agreements provide for the payment for certain of the shares over several months starting in July 1998. Also in April 1998, pursuant to a financial consultant agreement, the Company vested a warrant for 45,264 shares of common stock at an exercise price of $.74. The financial consultant also received fees of $11,250 in connection with certain of the stock subscription agreements described above. The shares issued and to be issued in the event of exercise of the warrants are not or will not be registered under the Securities Act in reliance on section 4(2) thereof or Rule 506 of Regulation D thereunder.

Item 6. Exhibits and reports on Form 8-K

     (a)   The following exhibits are filed herewith:

           27 Financial Data Schedules.

     (b) During the first quarter ended June 30, 1998, the Company filed a Form 8-K, dated June 9, 1998, regarding the change of certifying accountant.

                                      15 of 17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Perceptronics, Inc.
                                   -------------------------------------------
                                   Registrant


Date: August 13, 1998              /S/ Robert  E. Anderson
---------------------------        -------------------------------------------
                                   Robert E. Anderson
                                   Senior Vice President Finance
                                   (Principal Financial & Accounting
                                   Officer)

                                      16 of 17

                                 INDEX TO EXHIBITS






27              Financial Data Schedules - on Edgar filing only.





                                      17 of 17