Form 10QSB
period 1998-09-30
PERCEPTRONICS INC
filed 1998-11-13
CIK 710217

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934.

     For the quarterly period ended    September 30, 1998
                                     ----------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from               to
                                         -------------    -------------

                       Commission file number 0-12382
                                              -------

                              Perceptronics, Inc.
                              -------------------
           (Exact name of small business issuer as specified in its charter)


        Delaware                                        95-2577731
----------------------------------------    ------------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

                   21010 Erwin Street, Woodland Hills, CA  91367
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
Yes X     No
   ---       ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock:  $.001 par value, outstanding at October 22, 1998:  5,430,709

     Transitional Small Business Disclosure Format (Check one):
          Yes     No  X
              ---    ---

                                    1 of 18

                                     INDEX

                      PERCEPTRONICS, INC. AND SUBSIDIARY

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

     (a) Consolidated balance sheets, Perceptronics, Inc. and subsidiary, September 30, 1998 and March 31, 1998.

     (b) Consolidated statements of operations, Perceptronics, Inc. and subsidiary, three and six months ended September 30, 1998 and 1997.

     (c) Consolidated statements of cash flows, Perceptronics, Inc. and subsidiary, six months ended September 30, 1998 and 1997.

     (d)  Notes to consolidated financial statements.


Item 2. Management's discussion and analysis of financial condition and results of operations.

PART II.  OTHER INFORMATION

Item 2.   Changes in securities.

Item 4.   Submission of matters to a vote of security holders.

Item 6.   Exhibits and Reports on Form 8-K.

                                    2 of 18

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                         PERCEPTRONICS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


ASSETS                                                                        Sept. 30, 1998      March 31, 1998
------                                                                        --------------      --------------
CURRENT ASSETS
  Cash and short-term investments. . . . . . . . . . . . . . . . . . .          $   62,141           $  78,411
  Restricted cash - Note B . . . . . . . . . . . . . . . . . . . . . .             703,510             299,000
  Receivables
    Billed - Note C. . . . . . . . . . . . . . . . . . . . . . . . . .             437,129             263,524
    Unbilled - Note C. . . . . . . . . . . . . . . . . . . . . . . . .           1,665,375           1,160,458
    Other receivables. . . . . . . . . . . . . . . . . . . . . . . . .              18,719              32,302
  Inventory  - Note D. . . . . . . . . . . . . . . . . . . . . . . . .             172,647             189,788
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             201,147             166,982
                                                                              ------------        ------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .           3,260,668           2,190,465


EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost. . . . . . . . . . . . . .             810,947             810,333
  Less accumulated depreciation and amortization . . . . . . . . . . .             730,249             712,866
                                                                              ------------        ------------
                                                                                    80,698              97,467


DEFERRED TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . .             932,566             932,566
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              23,715              23,715
                                                                              ------------        ------------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  4,297,647        $  3,244,213
                                                                              ------------        ------------
                                                                              ------------        ------------


                  See notes to consolidated financial statements

                                    3 of 18

                     PERCEPTRONICS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                 (continued)



                                                                              Sept. 30, 1998      March 31, 1998
                                                                              --------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt - Note E . . . . . . . . . . . . .        $     92,426        $    288,778
  Short term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,720,000           1,285,311
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .             732,270             688,097
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . .             214,657             207,346
  Advance from customers . . . . . . . . . . . . . . . . . . . . . . .             404,510                   -
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . .             186,428             220,906
                                                                              ------------        ------------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . .           3,350,291           2,690,438

LONG TERM DEBT
  Notes payable, net of current portion - Note E . . . . . . . . . . .             207,539             250,237
  Other long term liabilities. . . . . . . . . . . . . . . . . . . . .              48,402                   -

COMMITMENTS AND CONTINGENCIES - Note G

SHAREHOLDERS' EQUITY
  Common stock - par value $.001; authorized 15,000,000 shares;
   5,350,153 and 4,526,430 shares issued and outstanding . . . . . . .               5,350               4,526
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .          12,556,777          12,251,161
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .         (11,870,712)        (11,952,149)
                                                                              ------------        ------------
    TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .             691,415             303,538
                                                                              ------------        ------------
    TOTAL LIABILITIES & SHAREHOLDERS'
         EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  4,297,647        $  3,244,213
                                                                              ------------        ------------
                                                                              ------------        ------------

                  See notes to consolidated financial statements

                                    4 of 18

                      PERCEPTRONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                   Three Months                           Six Months
                                                Ended September 30,                   Ended September 30,
                                               1998            1997                1998                1997
                                               ----            ----                ----                ----
Net sales. . . . . . . . . . . . . . . .     $1,475,150      $  568,800          $2,308,102          $1,547,409
Cost of sales. . . . . . . . . . . . . .        990,273         390,766           1,491,296           1,045,742
                                             ----------      ----------          ----------          ----------
Gross profit . . . . . . . . . . . . . .        484,877         178,034             816,806             501,667

Cost and expenses:
Selling, general and administrative .. .        305,130         201,440             550,009             374,813
Research and development . . . . . . . .          7,985               -              14,441                   -
                                             ----------      ----------          ----------          ----------
Operating income . . . . . . . . . . . .        171,762         (23,406)            252,356             126,854

Interest expense . . . . . . . . . . . .         92,747           3,844             170,119              84,395
                                             ----------      ----------          ----------          ----------

Income before taxes. . . . . . . . . . .         79,015         (27,250)             82,237              42,459
Income tax provision.. . . . . . . . . .            800             800                 800               1,600
                                             ----------      ----------          ----------          ----------

Net income . . . . . . . . . . . . . . .     $   78,215      $  (28,050)         $   81,437          $   40,859
                                             ----------      ----------          ----------          ----------
                                             ----------      ----------          ----------          ----------

Earnings per share:
  Basic:
    Net income.. . . . . . . . . . . . .     $      .02      $     (.01)         $      .02          $      .01
                                             ----------      ----------          ----------          ----------
                                             ----------      ----------          ----------          ----------

  Diluted:
    Net income.. . . . . . . . . . . . .     $      .02      $     (.01)         $      .02          $      .01
                                             ----------      ----------          ----------          ----------
                                             ----------      ----------          ----------          ----------

  Weighted average common and
    common equivalent shares:

    Basic - Note F . . . . . . . . . . .      4,996,625       4,469,287           4,938,292           4,469,287
                                             ----------      ----------          ----------          ----------
                                             ----------      ----------          ----------          ----------

    Diluted - Note F . . . . . . . . . .      5,101,226       4,471,568           5,177,530           4,471,063
                                             ----------      ----------          ----------          ----------
                                             ----------      ----------          ----------          ----------

              See notes to consolidated condensed financial statement

                                    5 of 18

                        PERCEPTRONICS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                            Six Months
                                                                                        Ended September 30,
                                                                                    1998                1997
                                                                                 -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  81,437          $   40,859
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .              17,383              10,243

  Changes in assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (664,939)          1,155,645
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,141                   -
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .             (34,165)            184,102
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -              15,330
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .              44,173             133,113
    Accrued compensation . . . . . . . . . . . . . . . . . . . . . . .               7,311              44,505
    Advance from customers . . . . . . . . . . . . . . . . . . . . . .             404,510             (35,742)
    Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .             (34,478)            (37,321)
    Other long term liability. . . . . . . . . . . . . . . . . . . . .              48,402                   -
                                                                                 ---------         -----------
      NET CASH PROVIDED (USED)
        IN OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . .            (113,225)          1,510,734

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions. . . . . . . . . . . . . . . . . . . . . . . . . .                (614)            (34,109)
                                                                                 ---------         -----------
      NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . .                (614)            (34,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for warrants exercised. . . . . . . . . . .              16,000                   -
  Net proceeds (repayment) - export financing. . . . . . . . . . . . .             434,689          (1,537,569)
  Payment of long term debt. . . . . . . . . . . . . . . . . . . . . .            (239,050)             (4,123)
  Proceeds from sale of common stock . . . . . . . . . . . . . . . . .             290,440                   -
  Settlement of note payable . . . . . . . . . . . . . . . . . . . . .                   -            (500,000)
  Proceeds from new long term debt . . . . . . . . . . . . . . . . . .                   -             400,000
                                                                                 ---------         -----------
      NET CASH PROVIDED (USED) IN
        FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .             502,079          (1,641,692)

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .             388,240            (165,067)

      CASH AND CASH EQUIVALENTS AT
        THE BEGINNING OF THE PERIOD. . . . . . . . . . . . . . . . . .             377,411             171,060
                                                                                 ---------         -----------
      CASH AND CASH EQUIVALENTS AT
        THE END OF THE PERIOD. . . . . . . . . . . . . . . . . . . . .           $ 765,651         $     5,993
                                                                                 ---------         -----------
                                                                                 ---------         -----------
      CASH PAID DURING THE PERIOD
        Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 147,554         $    64,833
        Income taxes ... . . . . . . . . . . . . . . . . . . . . . . .           $     800         $     1,600


                                    6 of 18

                         PERCEPTRONICS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the
results for the interim periods presented.   All such adjustments are, in the
opinion of management, of a normal recurring nature. Results for the three and six month period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At September 30,1998, current liabilities exceed current assets by $90,000. The Company continues to have difficulty in meeting its obligations as they become due, however, this condition has continued to improve from previous years. Payments to vendors, totaling approximately $310,000 at September 30, 1998 are past due and some vendors continue to require cash in advance or on delivery terms for goods and services. The Company's cash flow during the first six months of fiscal 1999 was sufficient to meet current operating requirements but the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. In order to conserve cash, management continues to control staffing levels consistent with contract backlog, and has reduced employee benefits and other operating expenditures. Even if the Company overcomes its short term liquidity problems, the ability of the Company to operate profitably and generate sufficient positive cash flows cannot be predicted. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

                                    7 of 18

RESTRICTED CASH: Represents short term investments that have been pledged as collateral in conjunction with letters of credit guarantees required by the foreign contract with the Government of Egypt.

INVENTORY: Inventory is stated at cost, which is not in excess of market. Cost is determined principally by the first-in, first-out method.

PRECONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as precontract costs. No revenues or profits have been recognized on these costs. There were no precontract costs deferred at September 30, 1998 and March 31, 1998.

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

NOTE C - RECEIVABLES

Billed receivables at March 31, 1998 and September 30, 1998 are $263,524 and $437,129 respectively. These balances represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at the end of the respective periods.

Unbilled receivables at March 31, 1998 and September 30, 1998 are $1,160,458 and $1,665,375 respectively. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contracts.

                                    8 of 18

The amount of contract retention included in unbilled receivables was $147,000 at March 31, 1998 and $70,000 at September 30, 1998.


NOTE D -  INVENTORY

A summary of the components of inventory follows:

                                            Sept. 30,      March 31,
                                              1998           1998
                                            ---------      ---------
     Raw materials and component parts       $172,647       $189,788
                                             --------       --------
                                             $172,647       $189,788
                                             --------       --------
                                             --------       --------

NOTE E - LONG TERM DEBT

Long-term debt included the following at September 30 and  March 31, 1998:

                                                            Sept. 30,  March 31,
                                                              1998       1998
                                                            ---------  ---------
Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.      $ 50,724    $ 54,362

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,374 including interest at
prime rate plus 2.75 percentage points, due November 2002.   168,816     184,653

Note Payable - Export customer bearing interest
at 12% annually payable in  monthly installments.
Principal to be repaid as described in the paragraph
that follows.                                                    -       200,000

Note Payable - Consultant issued to resolve open accounts
payable balance.  Payable in monthly installments of $4,521
including interest at 8% per annum, due April 2000.           80,425     100,000
                                                            --------    --------
                                                             299,965     539,015
Current portion of long-term notes payable                    92,426     288,778
                                                            --------    --------
                                                            $207,539    $250,237
                                                            --------    --------
                                                            --------    --------

In September 1997, the Company entered into a $200,000 note with an export customer that bears interest at 12 percent. On April 21, 1998, the Company repaid $51,032 of the outstanding balance. On August 19, 1998, the Company repaid the remaining outstanding balance of $148,968.

                                    9 of 18

Maturities of long-term debt are as follows:

      September 30,

          1999        $ 92,426
          2000          78,126
          2001          52,307
          2002          58,266
          2003           8,799
          Thereafter    10,041
                      --------
                      $299,965
                      --------
                      --------


NOTE  F -  NET INCOME PER SHARE


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three and six month periods ended September 30, 1998 and 1997 are as follows:

                                   Quarter ended                 Six months
                                    September 30,               September 30,
                                   1998       1997             1998        1997
                                   ----       ----             ----        ----
Weighted average common shares
  outstanding..................  4,996,625   4,469,287       4,938,292    4,469,287

Diluted stock options and
  warrants based on treasury
  stock method.................    104,601       2,281         239,239        1,776
                                 ---------   ---------       ---------    ---------

Diluted shares.................  5,101,226   4,471,568       5,177,530    4,471,063
                                 ---------   ---------       ---------    ---------
                                 ---------   ---------       ---------    ---------

NOTE G - CONTINGENCIES

On October 30, 1998, a California Limited Partnership reasserted its claim that the Company is liable for material monetary amounts in connection with a real estate lease. In August 1993, the Company forfeited the lease and returned possession to the Partnership, but the Company was not released from its obligations, if any, for money damages or rent. The Company disputes their claim and believes that legal defenses exist should the Partnership decide to litigate. A committee has been formed consisting of two officers and two directors of the Company to handle this matter. The Company's Chairman and a director each has an ownership interest in the Limited Partnership.

                                    10 of 18

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

RESULTS OF OPERATIONS

NET SALES. Net sales for the six months ended September 30, 1998 increased by $761,000 or 49% compared to the comparable six-month period in the prior fiscal year. Sales of training simulator systems increased $615,000 or 57% as a result of the current contract in process with the Government of Egypt for TOW PGTS simulator systems. During the six months ended September 30, 1997, the Company had completed an export contract during the first three months and in the second three months started another subcontract for TOW PGTS simulator systems, being built for a foreign customer. Net sales on those contracts during the six-month period were not as strong as this fiscal year. Simulation network technology sales increased $162,000 or 45% as a result of U.S. Government contracts that are providing the funding for the development and commercialization of network software products for on-line, multi-user applications involving complex 3D environments.

Net sales for the three months ended September 30, 1998 increased by $906,000 or 159% compared to the comparable three-month period in the prior fiscal year. Sales of training simulator systems increased $788,000 or 267% as a result of the current contract in process with the Government of Egypt for TOW PGTS simulator systems. During the three months ended September 30, 1997, the Company had just started a subcontract for TOW PGTS simulator systems, being built for a foreign customer, and net sales on that contract during that period were low. Simulation network technology sales increased $106,000 or 49% as a result of the U.S. Government contracts described in the previous paragraph.

COST OF SALES. Cost of sales for the six months ended September 30, 1998 increased 43% as a result of the 49% increase in sales discussed above and improved profit margins on the TOW PGTS simulator system sales. Cost of sales as a percentage of sales during the six months ended September 30, 1998 was 65% compared to 68% during the six-month period ended September 30, 1997.

                                    11 of 18

Cost of sales for the three months ended September 30, 1998 increased 153% as a result of the 159% increase in sales discussed above and improved profit margins on the TOW PGTS simulator system sales. Cost of sales as a percentage of sales during the three months ended September 30, 1998 was 67% compared to 69% during the three-month period ended September 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $175,000 or 47% in the six-month period ended September 30, 1998 compared to the comparable six-month period in the prior fiscal year. This increase was primarily due to the cost of the year-end audit, financial consulting fees associated with the development of commercialized networking software products for on-line multi-user 3D applications and increased foreign marketing expense. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

Selling, general and administrative expenses increased $104,000 or 51% in the three-month period ended September 30, 1998 compared to the comparable three-month period in the prior fiscal year. The increase was primarily due to financial consulting fees associated with the development of commercialized networking software products for on-line multi-user 3D applications and increased foreign marketing expense.

RESEARCH AND DEVELOPMENT EXPENSES. During the six and three month periods ended September 30, 1998, the Company incurred $14,000 and $8,000 of internally funded research and development costs respectively. These research and development expenses were associated with the development and commercialization of network software products for on-line, multi-user applications involving complex 3D environments.

INTEREST EXPENSE. Interest expense increased 102% or $86,000 in the six-month period ended September 30, 1998 compared to the comparable six-month period in the prior fiscal year. Interest expense applicable to the increased usage of the export credit facility was the primary reason for the increase. In the three month period ended September 30, 1998, interest expense increased $89,000. There was no interest expense associated with the export credit facility during the three-month period ended September 30, 1997.

BACKLOG. The Company's firm contract backlog was $2.3 million at September 30, 1998, compared to $4.8 million at September 30, 1997. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. At June 30, 1998 all backlog was funded. The backlog at September 30, 1997 included the $3.0 million contract with the Government of Egypt for TOW PGTS training systems. The contract was awarded and signed in July 1997, but was subject to review by the
U. S. Government who is involved with funding the contract; therefore at September 30, 1997 this contract was classified as unfunded backlog.

In July 1998, the Company was awarded a contract under the California Technology Investment Partnership Program, which provides $250,000 of supplemental funding for federal technology awards. This award will be used to fund development and commercialization of network software products for on-line, multi-user applications involving complex 3D environments.

Certain of the Company's contracts extend to customers the option to buy additional products and services at specified prices over a specified period of time. There is no assurance that any contract option will be exercised. At September 30, 1998, the option backlog was $ 4.3 million.

CONTINGENCIES. On October 30, 1998, a California Limited Partnership reasserted its claim that the Company is liable for material monetary amounts in connection with a real estate lease.

                                    12 of 18

In August 1993, the Company forfeited the lease and returned possession to the Partnership, but the Company was not released from its obligation, if any, for money damages or rent. The Company disputes their claim and believes that legal defenses exist should the Partnership decide to litigate. A committee has been formed consisting of two officers and two directors of the Company to handle this matter. The Company's Chairman and a director each has an ownership interest in the Limited Partnership.

LIQUIDITY AND CAPITAL RESOURCES.

With unrestricted cash balances of $62,000 at September 30, 1998, the Company's principal source of liquidity continues to be the Company's export credit facility, vendor credit and cash flow generated from operations. The Company had negative working capital of $90,000 at September 30, 1998, compared to negative working capital of $500,000 at March 31, 1998. The Company has experienced severe liquidity problems in the past and continues to have difficulty in meeting its obligations as they come due. With respect to foreign contracts for TOW PGTS simulator systems, an export credit facility is in place to provide the cash flow required to perform on these contracts. Payments to vendors for materials needed for the contracts are generally in advance or on delivery terms and are being funded through the credit facility. At September 30, 1998, vendor accounts totaling $310,000 are past due and are being liquidated as positive cash flow permits. The Company is making progress in reducing this balance, however the lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

The Company's short-term strategy is to increase its domestic and foreign defense contract revenue base in order to generate sufficient cash flow from operations and to reduce current liabilities. A major part of the Company's long-term strategy will be to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to reduce the Company's dependence on defense contracts. The SBIR InterGame software contract, and the recently awarded California Technology Investment Partnership contract, mentioned above in the backlog section, will enable the Company to use it's defense related technology to develop commercial software products. The Company's ability to pursue its long-term strategy will depend on generating sufficient cash flow from operations to finance new product development. There can be no assurance that this strategy will be successful. The Company is exploring alternative sources for financing as well as potential business combinations in order to meet the short and long-term objectives.

The export credit facility mentioned above was obtained in October 1997 from a commercial lender and enables the Company to borrow up to $1,666,000 to be used in conjunction with it's export contracts. The credit facility is guaranteed by the U.S. Small Business Administration (SBA) and the California Export Finance Office (CEFO). The borrowings bear interest at 3.0 points above prime rate and are secured by a lien placed on the Company's general assets. Borrowings occur on the credit facility as work progresses on the contract. The borrowings are repaid with proceeds received from the delivery of finished units. At September 30, 1998, borrowings outstanding against the line totaled $1,666,000. The Company is currently using the export credit facility and funds generated from operations to finance the production of TOW PGTS simulator systems for the Government of Egypt.

The Company currently has a $200,000 note payable with a bank that is guaranteed by SBA. At September 30, 1998 the principal balance outstanding was $169,000. The note bears interest at prime rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also had a $200,000 note payable with an export customer. In April 1998, the Company repaid $51,032 of the outstanding balance and in August 1998 the Company paid the remaining balance of $148,968 off using proceeds from the final payment on

                                    13 of 18
the $1.5 million TOW PGTS contract. The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At September 30, 1998, the outstanding balance on this note payable was $80,000.

The Company's operating activities used cash of $113,000 during the six-month period ended September 30, 1998. For the six-month period ended September 30, 1997 operating activities provided $1,511,000. During the six-month period ended September 30, 1997, the Company completed a large foreign contract and was paid by the customer resulting in a net reduction of accounts receivable of $1,156,000. During the six months ended September 30, 1998, the cash used was primarily the result of increases in receivables applicable to the contract with the Government of Egypt for TOW PGTS simulator systems offset by an advance payment by the customer. The advance payment on the contract is restricted cash that has been placed as collateral for a standby letter of credit required by the terms of the contract. As shipments of systems start in October 1998 and the Company is paid, the cash flow from operations will turn positive.

The Company's investing activities used cash of $614 during the six-month period ended September 30, 1998 associated with capital expenditures for equipment. Capital expenditures during the six-month period ended September 30, 1997 was $34,000 for leasehold improvements associated with the move to a new manufacturing facility.

The Company's financing activities provided cash of $502,000 during the six-month period ended September 30, 1998. A warrant holder exercised a warrant for 50,000 shares of common stock for an exercise price of $16,000. The sale of common stock brought in $290,000. Net proceeds from the export credit facility provided $435,000 of cash and the Company used $239,000 to repay debt. During the six months ended September 30, 1997, the Company's financing activities used $1,642,000 to repay the export credit facility and long term debt.

During the period of July 1998 through October 1998, the Company received payments from investors of $292,500 and issued 672,222 shares of common stock.


YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer system to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is an older generation and will be effected by the year 2000 problem. The Company is assessing current generation systems and has identified a system to replace the existing computer system. The new system can be implemented effective April 1, 1999 at a cost not to exceed $20,000 which is not material to the Company. The Company has assessed its own products which include computer simulator systems and related software and determined that they are year 2000 compliant. However, there can be no assurance that software incompatibility with the year 2000 issue on the part of the Company's customers and suppliers will not cause an interruption of operations or that the Company will not have to incur substantial cost to avoid such occurrences.

FORWARD LOOKING STATEMENTS

                                    14 of 18

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 1998.




PART II.  OTHER INFORMATION


Item 2. Changes in securities

     During the three month period ended September 30, 1998, the Company issued 591,667 shares of common stock for a purchase price of $260,000 in conjunction with stock purchase subscription agreements dated in June 1998 with four sophisticated investors. Certain of the subscription agreements provide for payments for the shares over several months starting in July 1998. At September 30, 1998, there were stock subscription amounts due the Company of $115,000 for the purchase of 276,388 shares of common stock. The subscription agreements also provide for the issuance of warrants to the investors. During the three month period ended September 30, 1998, the Company issued a warrant to one of the investors for 444,444 shares of common stock at an exercise price of $.70, expiring in June 2003. Also, in July 1998 and October 1998, pursuant to a financial consultant agreement, the Company vested warrants for 51,540 and 53,502 shares of common stock at exercise prices of $.53 and $.47 respectively. The financial consultant also received fees of $12,500 in connection with certain of the stock subscription agreement payments described above. The shares issued and to be issued in the event of exercise of the warrants are not or will not be registered under the Securities Act in reliance on section 4 (2) there of or Rule 506 of Regulation D there under.

Item 4. Submission of matters to a vote of security holders

     The Annual Meeting of Shareholders of Perceptronics, Inc. was held on September 11, 1998, for the purpose of electing seven directors to the Board of Directors and to transact such other business as might be brought up during the meeting. Proxies for the meeting were solicited pursuant to
     Section 14(a) of the Securities and Exchange Act of 1934. All of management's nominees for director as listed in the proxy statement were elected. The Vote count for and withheld are summarized below.

                                      Shares voted     Shares voted
                                          "For"         "Withheld"
                                      ------------     ------------
Dr. Gershon Weltman                     2,437,361          23,687
Steven P. Corda                         2,432,968          28,080
Dr. Amos Freedy                         2,437,253          23,795
Michael L. Laney                        2,432,968          28,080
Dr. John Lyman                          2,436,253          24,795
Robert Parker                           2,433,268          27,780
Stanley Schneider                       2,437,753          23,295

     Shareholder Proposals - Pursuant to the Company's Bylaws, no business proposal will be considered properly brought before the 1999 annual meetings by a stockholder, and no nomination for the election of directors will be considered properly made at the 1999 annual meeting by a stockholder, unless advance notice thereof and certain

                                    15 of 18
     information is provided to the Company by June 14, 1999 in accordance with the Bylaws. In addition, if a stockholder submits a proposal at the Company's annual meeting of stockholders expected to be held in September 1999 otherwise then pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 and does not provide notice of such proposal to the Company by June 14, 1999, the holders of any proxy solicited by the Company's board of directors for use at such meeting will have discretionary authority to vote with respect to such proposal as to which timely notice is not given.


Item 6. Exhibits and reports on Form 8-K

    (a)   The following exhibits are filed herewith:

          27     Financial Data Schedules.

    (b) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   16 of 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Perceptronics, Inc.
                                   -------------------------
                                   Registrant


Date: November 13, 1998            /S/ Robert  E. Anderson
      -----------------            -------------------------
                                   Robert E. Anderson
                                   Senior Vice President Finance
                                   (Principal Financial & Accounting
                                   Officer)

                                    17 of 18

                                 INDEX TO EXHIBITS





27     Financial Data Schedules - on Edgar filing only.


                                    18 of 18