Form 10QSB
period 1998-12-31
PERCEPTRONICS INC
filed 1999-02-12
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

      For the quarterly period ended December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _______________ to ______________

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

                  21010 Erwin Street, Woodland Hills, CA 91367
                  --------------------------------------------
                    (Address of principal executive offices)

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
Yes  X    No
   -----    -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock:  $.001 par value, outstanding at January 15, 1999:
5,451,821

      Transitional Small Business Disclosure Format (Check one):
       Yes       No  X
          -----    -----


                                    1 of 17

                                     INDEX

                       PERCEPTRONICS, INC. AND SUBSIDIARY

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

   (a) Consolidated balance sheets, Perceptronics, Inc. and subsidiary, December 31, 1998 and March 31, 1998.

   (b) Consolidated statements of operations, Perceptronics, Inc. and subsidiary, three and nine months ended December 31, 1998 and 1997.

   (c) Consolidated statements of cash flows, Perceptronics, Inc. and subsidiary, nine months ended December 31, 1998 and 1997.

   (d)    Notes to consolidated financial statements.


Item 2. Management's discussion and analysis of financial condition and results of operations.


PART II.  OTHER INFORMATION

Item 2.   Changes in securities.

Item 6.   Exhibits and Reports on Form 8-K.



                                    2 of 17

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                        Dec. 31, 1998       March 31, 1998
------                                                        -------------       --------------
CURRENT ASSETS
   Cash and short-term investments  .........................    $  260,957           $  78,411
   Restricted cash - Note B .................................       584,863             299,000
   Receivables
      Billed - Note C .......................................     1,497,931             263,524
      Unbilled - Note C .....................................       429,414           1,160,458
      Other receivables .....................................        17,765              32,302
   Inventory  - Note D.......................................       172,647             189,788
   Prepaid expenses .........................................       107,310             166,982
                                                                -----------          ----------
      TOTAL CURRENT ASSETS ..................................     3,070,887           2,190,465

EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost .................       817,963             810,333
      Less accumulated depreciation and amortization ........       738,940             712,866
                                                                -----------          ----------
                                                                     79,023              97,467


DEFERRED TAXES ..............................................       932,566             932,566
OTHER ASSETS ................................................        23,715              23,715
                                                                -----------          ----------
         TOTAL ASSETS .......................................    $4,106,191          $3,244,213
                                                                -----------          ----------
                                                                -----------          ----------


                 See notes to consolidated financial statements


                                    3 of 17

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (continued)



                                                                      Dec. 31, 1998      March 31, 1998
                                                                      -------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Current portion of long term debt - Note E ...................         94,165       $     288,778
      Short term debt  .............................................      1,450,000           1,285,311
      Accounts payable .............................................        754,301             688,097
      Accrued compensation .........................................        218,623             207,346
      Advance from customers .......................................        285,863               -
      Other accrued liabilities ....................................        210,460             220,906
                                                                        -----------           ----------
         TOTAL CURRENT LIABILITIES .................................      3,013,412           2,690,438

LONG TERM DEBT

     Notes payable, net of current portion - Note E ................        186,379             250,237
     Other long term liabilities....................................        115,436               -

COMMITMENTS AND CONTINGENCIES - Note G

SHAREHOLDERS' EQUITY

      Common stock - par value $.001; authorized 15,000,000 shares;
      5,451,821 and 4,526,430 shares issued and outstanding.........          5,452               4,526
      Additional paid-in capital ...................................     12,596,415          12,251,161
      Accumulated deficit ..........................................    (11,810,903)        (11,952,149)
                                                                        -----------           ----------
         TOTAL SHAREHOLDERS'  EQUITY................................        790,964             303,538
                                                                        -----------           ----------

         TOTAL LIABILITIES & SHAREHOLDERS'
              EQUITY................................................  $   4,106,191         $ 3,244,213
                                                                        -----------           ----------
                                                                        -----------           ----------


                 See notes to consolidated financial statements


                                    4 of 17

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 Three Months                          Nine Months
                                                               Ended December 31,                   Ended December 31,
                                                             1998             1997                1998             1997
                                                             ----             ----                ----             ----
Net sales ..........................................      $1,259,782       $1,031,115           $3,567,884      $2,578,524
Cost of sales ......................................         847,374          706,653            2,338,670       1,752,395
                                                          ----------       ----------           ----------      ----------

Gross profit                                                 412,408          324,462            1,229,214         826,129

Cost and expenses:
Selling, general and administrative ................         285,645          211,357              835,654         586,170
Research and development ...........................             (61)            -                  14,380            -
                                                          ----------       ----------           ----------      ----------

Operating income                                             126,824          113,105              379,180         239,959

Interest expense....................................          67,015           59,075              237,134         143,470
                                                          ----------       ----------           ----------      ----------
Income before taxes.................................          59,809           54,030              142,046          96,489
Income tax provision................................            -                (449)                 800           1,151
                                                          ----------       ----------           ----------      ----------

Net income..........................................      $   59,809       $   54,479           $  141,246      $   95,338
                                                          ----------       ----------           ----------      ----------
                                                          ----------       ----------           ----------      ----------

Earnings per share:
      Basic:
         Net income.................................        $  .01           $  .01               $  .03          $  .02
                                                            --------         --------             --------        --------
                                                            --------         --------             --------        --------

      Diluted:
         Net income.................................        $  .01           $  .01               $  .03          $  .02
                                                            --------         --------             --------        --------
                                                            --------         --------             --------        --------

      Weighted average common and
        common equivalent shares:

         Basic - Note F.............................       5,400,987        4,469,287            4,989,126       4,469,287
                                                          ----------       ----------           ----------      ----------
                                                          ----------       ----------           ----------      ----------

         Diluted - Note F...........................       5,604,973        4,520,177            5,240,084       4,482,313
                                                          ----------       ----------           ----------      ----------
                                                          ----------       ----------           ----------      ----------


             See notes to consolidated condensed financial statement


                                    5 of 17

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Nine Months
                                                                           Ended December 31,
                                                                       1998                 1997
                                                                  -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income .............................................    $      141,246        $    95,338
      Adjustments to reconcile net income
         to net cash used in operating activities:
         Depreciation and amortization .......................            26,074             15,878

      Changes in assets and liabilities:
         Receivables .........................................          (488,826)           419,572
         Inventory ...........................................            17,141               -
         Prepaid expenses ....................................            59,672             95,741
         Other assets ........................................               -               15,330
         Accounts payable ....................................            66,204            (86,119)
         Accrued compensation ................................            11,277             70,187
         Advance from customers ..............................           285,863            (35,742)
         Other accrued liabilities ...........................           (10,446)           (21,565)
         Other long term liability............................           115,436               -
                                                                         -------             -------
             NET CASH PROVIDED
                 IN OPERATING ACTIVITIES .....................           223,641            568,620

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital additions.......................................           (7,630)            (48,014)
                                                                       ---------            --------
             NET CASH USED IN INVESTING ACTIVITIES............           (7,630)            (48,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of stock for options/warrants exercised .......           18,680                   -
      Net proceeds (repayment) - export financing ............          164,689            (443,505)
      Payment of long term debt ..............................         (258,471)            (13,975)
      Proceeds from sale of common stock .....................          327,500                   -
      Settlement of note payable..............................                -            (500,000)
      Proceeds from new long term debt........................                -             400,000
                                                                       ---------            -------
             NET CASH PROVIDED (USED) IN
                 FINANCING ACTIVITIES ........................          252,398            (557,480)

             NET INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS ........................          468,409             (36,874)

             CASH AND CASH EQUIVALENTS  AT
                 THE BEGINNING OF THE PERIOD .................          377,411             171,060
                                                                  -------------          ----------
             CASH AND CASH EQUIVALENTS AT
                   THE END OF THE PERIOD .....................    $     845,820          $  134,186
                                                                  -------------          ----------
                                                                  -------------          ----------
             CASH PAID DURING THE PERIOD

                    Interest .................................    $     203,070          $  232,927
                    Income taxes .............................    $         800          $    1,151


                                    6 of 17

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and nine month period ended December 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At December 31,1998, current assets exceed current liabilities by $57,000. The Company continues to have difficulty in meeting its obligations as they become due, however, this condition has continued to improve from previous quarters and years. Payments to vendors, totaling approximately $300,000 at December 31, 1998 are past due and some vendors continue to require cash in advance or on delivery terms for goods and services. The Company's cash flow during the first nine months of fiscal 1999 was sufficient to meet current operating requirements but the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. In order to conserve cash, management continues to control staffing levels consistent with contract backlog, and has reduced employee benefits and other operating expenditures. Even if the Company overcomes its short term liquidity problems, the ability of the Company to operate profitably and generate sufficient positive cash flows cannot be predicted. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.


                                    7 of 17

RESTRICTED CASH: Represents short term investments that have been pledged as collateral in conjunction with letters of credit guarantees required by the foreign contract with the Government of Egypt.

INVENTORY: Inventory is stated at cost, which is not in excess of market. Cost is determined principally by the first-in, first-out method.

PRECONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as precontract costs. No revenues or profits have been recognized on these costs. There were no precontract costs deferred at December 31, 1998 and March 31, 1998.

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

NOTE C - RECEIVABLES

Billed receivables at March 31, 1998 and December 31, 1998 are $263,524 and $1,497,931 respectively. These balances represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at the end of the respective periods.

Unbilled receivables at March 31, 1998 and December 31, 1998 are $1,160,458 and $429,414 respectively. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contracts.


                                    8 of 17

The amount of contract retention included in unbilled receivables was $147,000 at March 31, 1998 and $70,000 at December 31, 1998.

NOTE D -  INVENTORY

A summary of the components of inventory follows:


                                                                          Dec. 31,             March 31,
                                                                            1998                 1998
                                                                          --------             ---------
           Raw materials and component parts                              $172,647             $189,788
                                                                        -----------          ----------
                                                                          $172,647             $189,788
                                                                        -----------          ----------
                                                                        -----------          ----------


NOTE E - LONG TERM DEBT

Long-term debt included the following at December 31 and March 31, 1998:



                                                                                           Dec. 31,               March 31,
                                                                                             1998                    1998
                                                                                         -----------             -----------
Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.                                   $    48,952             $   54,362

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,329 including interest at
prime rate plus 2.75 percentage points, due November 2002.                                   163,200                184,653

Note Payable - Export customer bearing interest
at 12% annually payable in monthly installments.
Principal to be repaid as described in the paragraph
that follows.                                                                                  -                    200,000

Note Payable - Consultant issued to resolve open accounts
payable balance.  Payable in monthly installments of $4,521
including interest at 8% per annum, due April 2000.                                           68,392                 100,000
                                                                                              ------              ----------
                                                                                             280,544                 539,015
Current portion of long-term notes payable                                                    94,165                 288,778
                                                                                              ------                 -------
                                                                                           $ 186,379               $ 250,237
                                                                                         -------------           -----------
                                                                                         -------------           -----------


In September 1997, the Company entered into a $200,000 note with an export customer that bears interest at 12 percent. On April 21, 1998, the Company repaid $51,032 of the outstanding balance. On August 19, 1998, the Company repaid the remaining outstanding balance of $148,968.

                                    9 of 17

Maturities of long-term debt are as follows:

                       December 31,
                        1999                  $   94,165
                        2000                      65,917
                        2001                      53,221
                        2002                      50,494
                        2003                       8,887
                       Thereafter                  7,860
                                              ----------
                                              $  280,544
                                              ----------
                                              ----------


NOTE  F -  NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three and nine month periods ended December 31, 1998 and 1997 are as follows:



                                                                  Quarter ended                Nine months
                                                                   December 31,                December 31,
                                                                1998          1997          1998          1997
                                                                ----         ------         -----         -----
Weighted average common shares
     outstanding .................................           5,400,987      4,469,287     4,989,126     4,469,287

Diluted stock options and warrants
     based on treasury stock method ..............             203,986         50,890       250,958        13,026
                                                            ----------    -----------       -------        ------

Diluted shares ...................................           5,604,973      4,520,177     5,240,084     4,482,313
                                                            ----------     ----------     ---------     ---------
                                                            ----------     ----------     ---------     ---------


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

RESULTS OF OPERATIONS

NET SALES. Net sales for the nine months ended December 31, 1998 increased by $989,000 or 38% compared to the comparable nine-month period in the prior fiscal year. Sales of training simulator systems increased $661,000 or 36% as a result of the current contract in process with the Government of Egypt for TOW PGTS simulator systems. The Egyptian contract represented 68% of the sales for the 1998 nine month period. This contract will be completed by March 31, 1999. During the nine months ended December 31, 1997, the Company had completed an export contract during the first three months and in the second three months started another subcontract for TOW PGTS simulator systems, being built for a foreign customer. Net sales on those contracts during the 1997 nine-month period were not as strong as this fiscal year. Simulation network technology sales increased $374,000 or 64% as a result of U.S. Government contracts that are providing the funding for the development and commercialization of network software products for on-line, multi-user applications involving complex 3D environments.

Net sales for the three months ended December 31, 1998 increased by $228,000 or 22% compared to the comparable three-month period in the prior fiscal year. Sales of training simulator systems increased $45,000 or 6% as a result of the current contract in process with the Government of Egypt for TOW PGTS simulator systems. Simulation network technology sales increased $212,000 or 98% as a result of the U.S. Government contracts described in the previous paragraph.

COST OF SALES. Cost of sales for the nine months ended December 31, 1998 increased 34% as a result of the 38% increase in sales discussed above and improved profit margins on the TOW PGTS simulator system sales. Cost of sales as a percentage of sales during the nine months ended December 31, 1998 was 66% compared to 68% during the nine-month period ended December 31, 1997.

Cost of sales for the three months ended December 31, 1998 increased 20% as a result of the 22% increase in sales discussed above and improved profit margins on the TOW PGTS simulator system sales. Cost of sales as a percentage of sales during the three months ended December 31, 1998 was 67% compared to 69% during the three-month period ended December 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $249,000 or 43% in the nine-month period ended December 31, 1998 compared to the comparable nine-month period in the prior fiscal year. This increase was primarily due to the cost of


                                    11 of 17
the year-end audit, financial consulting fees associated with the development of commercialized networking software products for on-line multi-user 3D applications and increased foreign marketing expense. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

Selling, general and administrative expenses increased $74,000 or 35% in the three-month period ended December 31, 1998 compared to the comparable three-month period in the prior fiscal year. The increase was primarily due to increased foreign marketing expense.

RESEARCH AND DEVELOPMENT EXPENSES. During the current fiscal year, the Company plans to incur research and development expenses associated with the development and commercialization of network software products for on-line, multi-user applications involving complex 3D environments. During the nine month period ended December 31, 1998, the Company incurred $14,000 of internally funded research and development costs.

INTEREST EXPENSE. Interest expense increased 65% or $94,000 in the nine-month period ended December 31, 1998 compared to the comparable nine-month period in the prior fiscal year due to increased usage of the export credit facility. In the three month period ended December 31, 1998, interest expense increased $8,000 or 13% compared to the comparable three-month period in the prior fiscal year.

 BACKLOG. The Company's firm contract backlog was $999,000 at December 31, 1998, compared to $3.8 million at December 31, 1997. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. At December 31, 1998 all backlog was funded. The backlog at December 31, 1997 included the $3.0 million contract with the Government of Egypt for TOW PGTS training systems. The contract was awarded and signed in July 1997, but was subject to review by the U. S. Government who is involved with funding the contract; therefore at December 31, 1997 the contract was classified as unfunded backlog.

Certain of the Company's contracts extend to customers the option to buy additional products and services at specified prices over a specified period of time. There is no assurance that any contract option will be exercised. At December 31, 1998, the option backlog was $ 4.3 million.

CONTINGENCIES. On October 30, 1998, a California Limited Partnership reasserted its claim that the Company is liable for material monetary amounts in connection with a real estate lease. In August 1993, the Company forfeited the lease and returned possession to the Partnership, but the Company was not released from its obligation, if any, for money damages or rent. The Company disputes their claim and believes that legal defenses exist should the Partnership decide to litigate. A committee has been formed consisting of two officers and two directors of the Company to handle the matter. The Company's Chairman and a director each has an ownership interest in the Limited Partnership.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's unrestricted cash balances were $261,000 at December 31, 1998, resulting from the collection of receivables applicable to the TOW PGTS contract with the Government of Egypt and increased billings on U.S. Government development contracts. The Company's principal source of liquidity continues to be the Company's export credit facility, vendor credit and cash flow generated from operations. The Company had positive working capital of $57,000 at December 31, 1998, compared to negative working capital of $500,000 at March 31, 1998. In the past the Company has experienced severe liquidity problems and continues to have difficulty in meeting all of its obligations as they come due. With respect to foreign contracts for TOW PGTS simulator systems, an export credit facility is in place to provide the cash flow required to perform on these contracts. Payment terms with vendors for materials needed for the contracts are generally in advance or on delivery terms


                                    12 of 17
and are being funded through the credit facility. At December 31, 1998, vendor accounts totaling $300,000 are past due and are being liquidated as positive cash flow permits. The Company is making good progress in reducing this balance, however the lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

The Company's short-term strategy is to increase its domestic and foreign defense contract revenue base in order to generate sufficient cash flow from operations and to reduce current liabilities. A major part of the Company's long-term strategy will be to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to reduce the Company's dependence on defense contracts. The SBIR InterGame software contract, and the recently awarded California Technology Investment Partnership contract will enable the Company to use it's defense related technology to develop commercial software products. The Company was successful in obtaining commitments for the required equity funding of approximately $375,000, of which $346,000 has been funded, to satisfy the self funding requirements of the SBIR contract. The Company's ability to pursue its long-term strategy will depend on generating sufficient cash flow from operations to finance new product development. There can be no assurance that this strategy will be successful. The Company is exploring alternative sources for financing as well as potential business combinations in order to meet the short and long-term objectives.

The export credit facility mentioned above was obtained in October 1997 from a commercial lender and enables the Company to borrow up to $1,666,000 to be used in conjunction with it's export contracts. The credit facility is guaranteed by the U.S. Small Business Administration (SBA) and the California Export Finance Office (CEFO). The borrowings bear interest at 3.0 points above prime rate and are secured by a lien placed on the Company's general assets. Borrowings occur on the credit facility as work progresses on the contract. The borrowings are repaid with proceeds received from the delivery of finished units. At December 31, 1998, borrowings outstanding against the line totaled $1,396,000. On January 8, 1999 the company repaid $930,000 of export debt leaving a current balance owed of $466,000, which the Company plans to repay in March 1999. The Company is currently using the export credit facility and funds generated from operations to finance the production of TOW PGTS simulator systems for the Government of Egypt. The final shipment against the contract was made on January 22, 1999.

The Company currently has a $200,000 note payable with a bank that is guaranteed by SBA. At December 31, 1998 the principal balance outstanding was $163,000. The note bears interest at prime rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also had a $200,000 note payable with an export customer. In April 1998, the Company repaid $51,032 of the outstanding balance and in August 1998 the Company paid the remaining balance of $148,968 off using proceeds from the final payment on a $1.5 million TOW PGTS export contract. The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At December 31, 1998, the outstanding balance on this note payable was $68,000.

The Company's operating activities provided cash of $224,000 during the nine-month period ended December 31, 1998. During the nine months ended December 31, 1998, the cash provided was primarily the result of profitability resulting from increased sales of TOW PGTS simulator systems to the Government of Egypt and increased sales of simulation network technology as previously discussed. During the nine-month period ended December 31, 1997, the Company completed a large foreign contract and was paid by the customer resulting in a net cash inflow of $569,000.

The Company's investing activities used cash of $8,000 during the nine-month period ended December 31, 1998 associated with capital expenditures for equipment. Capital expenditures during the nine-month period ended December 31, 1997 was $48,000 for leasehold improvements associated with the move to a new manufacturing facility.


                                    13 of 17

The Company's financing activities provided cash of $252,000 during the nine-month period ended December 31, 1998. A warrant holder exercised a warrant for 50,000 shares of common stock for an exercise price of $16,000 and employee stock options were exercised contributing $3,000. The sale of common stock brought in $328,000. Net proceeds from the export credit facility provided $165,000 of cash and the Company used $258,000 to repay debt. During the nine months ended December 31, 1997, the Company's financing activities used $557,000 to repay the export credit facility, settle a note payable and repay long term debt.

During June 1998, the Company entered into stock purchase subscription agreements with several investors for the purchase of up to 979,445 shares of common stock for a purchase price of $375,000 and the release from a $20,050 liability. The subscription agreements also provide for the issuance of warrants to the investors for the purchase of up to 873,056 shares of common stock at exercise prices that range from $.50 to $.75. The subscription agreements provide for the payment for the common shares over several months starting in July 1998. During the period of July 1998 through January 1999, the Company received payments from investors of $330,000.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer system to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is an older generation and will be effected by the year 2000 problem. The Company has purchased a current generation system and plans to replace the existing computer system. The implementation of the new system will start in February 1999 and will be completed in several months. The cost of the new system is not a material expense. However, there can be no assurance that software incompatibility with the year 2000 issue on the part of the Company's customers and suppliers will not cause an interruption of operations or that the Company will not have to incur substantial cost to avoid such occurrences.

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 1998.


                                    14 of 17

PART II.  OTHER INFORMATION

Item 2.  Changes in securities

During the three month period ended December 31, 1998, the Company issued 91,667 shares of common stock for a purchase price of $37,500 in conjunction with stock purchase subscription agreements dated in June 1998 with four accredited investors. Certain of the subscription agreements provide for payments for the shares over several months starting in July 1998. At December 31, 1998, there were stock subscription amounts due the Company of $77,500 for the purchase of 179,168 shares of common stock. The subscription agreements also provide for the issuance of warrants to the investors. During the three month period ended December 31, 1998, the Company issued a warrant to it's landlord for 60,000 shares of common stock at an exercise price of $.34, expiring in August 2000. Also, the Company issued a warrant to it's export lender for 50,000 shares of common stock at an exercise price of $.32, expiring in December 2000. These securities were sold in reliance on section 4 (2) or Rule 506 of Regulation D under the Securities Act of 1933.

Item 6.  Exhibits and reports on Form 8-K

     (a)  The following exhibits are filed herewith:

          27 Financial Data Schedules.

     (b) The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.


                                    15 of 17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Perceptronics, Inc.
                                       ---------------------------
                                       Registrant

Date:  February 12, 1999               /s/ Robert  E. Anderson
     ----------------------            -------------------------
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