Form 10KSB
period 1999-03-31
PERCEPTRONICS INC
filed 1999-06-24
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                             -----------------------

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For  the fiscal year ended March 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File number 0-12392

                            ------------------------

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

    Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

    State Issuer's revenues for its most recent fiscal year: $4,315,285.

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 01, 1999 - $3,969,706.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 01, 1999 - 5,637,030

    Documents Incorporated by Reference: Portions of the Proxy Statement for the 1999 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

G E N E R A L

Perceptronics, Inc. (the "Company") is a company in transition. The Company is currently engaged in building a new position in commercial Internet Collaborative 3D products and services from its previous main focus on defense simulation products and services. We call our new Internet product line the IC3D-TM- Framework.

Our new strategic course is based on our firm belief that the Internet Collaborative 3D market is in the early process of rapid and large-scale growth, and that we have a competitive advantage in that market. Today, detailed and highly immersive 3D virtual environments can be created and visualized using PCs with low-cost graphic cards and virtually free software. This means that the worldwide 3D user base is now huge and getting more huge at a rapid pace. The next step will be for multiple users to share such virtual environments and to interact easily, naturally and completely within them. Such collaborative interaction will bring tremendous benefits to online entertainment, distance learning, e-commerce and business communications. Together, these markets account for hundreds of billions of dollars annually.

Perceptronics' objective is to achieve a technical leadership position in the large and growing field of Internet collaborative 3D, and to turn that technical leadership into business leadership. We plan to do this by combining two key critical elements. The first is proprietary networking communications software based on our deep knowledge of the Department of Defense's distributed simulation technology; the second is widely-available Internet capabilities for 3D simulation, 3D visualization and access, including JAVA, VRML, Web 3D, other 3D engines and standard browsers. The result is a proprietary framework that is widely applicable and, most important, is firmly grounded in computer science and a proven architecture.

Historically, Perceptronics has specialized in developing and producing computer-based simulation systems for training and decision support, serving a large number of worldwide military and commercial customers. The Company is known internationally for its ability to move rapidly from innovative concept to a fully integrated, successfully fielded product. Perceptronics has been a leader in the defense simulation community in originating and applying distributed and networked simulation systems involving "selective fidelity" simulators.

The Company's defense simulation efforts have focused on low-cost, high-performance, interactive simulators for training individuals and teams in tactical combat skills, and on software for achieving high-speed communication in large networks of simulators. Much of Perceptronics' simulation technology has come from development and/or production contracts with prestigious U.S. defense agencies, including the Defense Advanced Research Projects Agency (DARPA), the Defense Modeling and Simulation Office (DMSO) and the U.S. Army's Simulation, Training and Instrumentation Command (STRICOM).

The Company markets a variety of simulation system products using advanced computer-based technology. In the defense area, these include the PGTS tabletop gunnery trainers for anti-tank missiles, networked simulator systems for combined arms tactical training, and CombatSim simulations for command training. Products with both commercial and defense use include the affordable TT150 family of simulators for driver training.

The IC3D Framework also makes use of our defense simulation technology and know-how. However, it is directed toward the rapidly growing commercial market for multi-person, online, collaborative interaction in 3D simulations and virtual environments accessed over the Internet. IC3D Framework development and commercialization has been funded by a series of U.S. Department of Defense SBIR (Small Business Innovation Research) contracts, a grant from CalTIP (California Technology Innovation Partnership) and private equity investment. A proof-of-principle demonstration called Head of the River Challenge was completed during the 1999 fiscal year. Head of the River Challenge is a collaborative rowing simulation incorporating Perceptronics' 3Dconnect-TM-software, an initial component of the overall IC3D Framework.

The Company's long-term growth strategy focuses on further developing and more extensively marketing the IC3D Framework commercial products and services to 3D Web site developers and owners and to Internet Service Providers. The Company's near-term business strategy is to initiate marketing activities for the IC3D Framework and at the same time increase its defense and commercial simulator revenue base, in order to improve cash flow and reduce outstanding liabilities. The Company's ability to complete these strategies in full will depend on generating sufficient cash resources from operations and on obtaining additional funding from private and public investments for further development and marketing of the IC3D Framework, neither of which can be assured.

Perceptronics' business activities currently fall into three main areas:
Training and Instrumentation Systems, Simulation Networking R&D, and Commercial Software Products

1. TRAINING AND INSTRUMENTATION SYSTEMS. This area includes sales to the U.S. Government and international customers of the Company's standard training devices and systems, customized systems and/or components, and supporting services.

During fiscal year 1996, the Company completed deliveries to the Egyptian government of 64 TOW PGTS trainers under a contract which began in fiscal 1995. Also in fiscal year 1996, the Company completed a $2.0 million subcontract with Wegmann & Co. of Germany for development and production of Leopard II tank simulator systems for use by the Swedish Army. During fiscal year 1997, the Company completed a subcontract from FAAC, Inc., for production of TT150 truck driver simulators to be used by the U.S. Department of Energy. Also in fiscal year 1998 and 1997, the Company had sales of $2.1 million and $1.5 million, respectively on a subcontract for TOW PGTS simulator systems for a foreign customer. The Company also started production in the fourth quarter of fiscal 1998, on a contract with the Government of Egypt valued at $3.0 million for TOW PGTS simulator systems. The contract with the Government of Egypt was completed in the fourth quarter of fiscal 1999.

Also included in this area are sales of specialized systems and software in such areas as process modeling, instrumentation and neural network software, and other advanced applications of the Company's technology in artificial intelligence (AI), computer-based modeling and simulation and electronics. In fiscal year 1996, the Company performed on a U.S. Air Force program to provide advanced mannequins and related instrumentation for live fire testing. In fiscal year 1998 and 1997, the Company worked on a contract with a commercial company for a microelectronics data recording system for medication dosage. In fiscal 1998, the Company was awarded a SBIR Phase I contract from DARPA for design of COVER (Commander's Observation Vehicle for Elevated Reconnaissance), a system concept Perceptronics has promoted for a number of years, which is well suited to the future Army's need for improved sensing capabilities at the small unit level. The SBIR Phase I contract was completed during fiscal 1999.

Training and Instrumentation Systems accounted for 67% of revenues in fiscal 1999, 76% in fiscal 1998 and 66% in fiscal 1997.

2. SIMULATION NETWORKING R&D. This area includes sale to the U.S. Government and other customers of research and development services on networked simulation and related technologies. During fiscal year 1996, work in this area was performed for U.S. Army Simulation, Training and Instrumentation Command (STRICOM) and the U.S. Defense Modeling and Simulation Office (DMSO) under a $2.4 million contract awarded in March 1995 for wide-area communications protocols and software for distributed interactive simulation
(DIS). In fiscal 1997, work was performed on a subcontract to a U.S. Government prime contractor for application software in the extension of DIS to the High Level Architecture (HLA). In fiscal 1998, work was performed on SBIR Phase I and Interim Phase contracts from STRICOM for adaptation of HLA to commercial multi-player, online 3D games; this work was the predecessor for the SBIR Phase II IC3D Framework contract described above. In June 1998, the Company was awarded and began work on the SBIR Phase II contract. In July 1998, the Company was awarded a contract under the California Technology Investment Partnership Program. These contracts provided funding for the development and commercialization of network software products for online, multi-player games involving complex 3D environments. In fiscal year 1999, 1998 and 1997 Networked Simulation R&D represented 33%, 24% and 31% of revenues, respectively.

3. COMMERCIAL SOFTWARE PRODUCTS. This area includes the sale and support of the Company's commercial software packages and associated services, such as the new IC3D Framework and the existing CACE/PM-Registered Trademark-software for modeling and analyzing product development and manufacturing processes and PERCNET-Registered Trademark- software for modeling and simulating man-machine interfaces. In fiscal 1999 and 1998, Software Products represented 0% and 1% of revenues, respectively.

U.S. GOVERNMENT CONTRACTS

Approximately 31% and 26% of the Company's revenue in fiscal years 1999 and 1998 respectively, were derived from contracts and subcontracts involving the U.S. Government. As is the case with many companies deriving a portion of their revenue from defense contracts, the Company is subject to various business risks, including changes in governmental appropriations and changes in national defense policies and priorities. Over the past several years, economic and budgetary constraints have caused reductions in overall defense spending. These circumstances have had a material adverse effect on the Company since many of the Company's U.S. Government contracts have been curtailed or reduced, and new programs have not been initiated. See "Backlog" and "Item 6 Management's Discussion".

The Company's U.S. Government contracts are structured on either a cost-plus-fixed-fee (CPFF) or a firm-fixed-price (FFP) basis. Under CPFF contracts, the Company is reimbursed periodically for allowable costs together with a portion of the fee with certain amounts being withheld pending the Government's determination of final fiscal year indirect rates. Under FFP contracts, the Company generally receives progress payments of allowable costs incurred; the remainder (including profits) is billed upon delivery and final acceptance of the product. For work performed under FFP contracts, the Company carries a greater burden of risk associated with cost overruns. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" section). In fiscal years 1999 and 1998 respectively, 90% and 83% of the Company's U.S. Government contract related revenues were attributable to CPFF contracts and 10% and 17% of such revenues were attributable to FFP contracts.

The Company's U.S. Government contracts and subcontracts are subject to termination, reduction or modification in the event of changes in the Government's requirements or budgetary constraints. Should a contract be terminated for such reasons, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. During fiscal year 1999, none of the Company's U. S. Government contracts were terminated. When the Company participates as a subcontractor, it is also subject to the risk that the prime contractor may fail or be unable to perform the prime contract. During fiscal year 1999, all of the Company's contracts were as a prime contractor to the U.S. Government.

The books and records of the Company are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 1999, the DCAA had an open audit of a large multi-year contract which was completed in 1994. The Company believes that the costs charged to this contract were proper and should not result in a significant adjustment. The Company's overhead costs have been audited and approved by the DCAA through fiscal year 1995. The Company believes that it is in substantial compliance with Government record-keeping and cost-allocation requirements, and does not expect any significant adjustments as a result of the future audit of 1998, 1997 and 1996 overhead costs.

MARKETING AND CUSTOMERS

In April 1999 Perceptronics entered into a IC3D marketing agreement with November Lazar Scher, Inc. (NLS) a Hollywood based promotion and licensing firm. Under the agreement, NLS will market Perceptronics' IC3D Framework products and services for Internet Collaborative 3D to the entertainment industry, including online gaming and related e-commerce applications. The objectives include developing immediate revenue generating opportunities for the current IC3D/3Dconnect Technology in Hollywood and other entertainment markets and also establishing contacts and alliances with major entertainment and Internet companies.

In recent years the Company has primarily marketed its simulation products and services to the U.S. Department of Defense and other U.S. government agencies as well as to foreign government agencies and foreign companies. The Company submits unsolicited research and system development proposals in areas where it has original ideas and unique capabilities, and also responds to competitive development and production proposal requests in areas of Company capability. The Company has served as a subcontractor to a number of defense and commercial companies. Subcontracts represented approximately 0% and 72% of revenues in fiscal years 1999 and 1998, respectively.

The Company has marketing arrangements for its defense and commercial products in a number of foreign countries. During fiscal years ended March 31, 1999 and 1998 foreign sales of defense training systems were approximately 65% and 70% of total Company revenues, respectively. Foreign sales are subject to risks associated with political or economic instability of a foreign country, currency controls, exchange rate fluctuations, changes in import/export regulations, trade policies and tariffs. Payments to the Company on all foreign sales are made in U. S. currency. In the foreign sales area, the Company is dependent on a limited number of customers.

During fiscal year 1999, 63% of the Company's revenue was with the Government of Egypt for the purchase of TOW PGTS systems. In fiscal 1998, 8% of the Company's revenue was with the Government of Egypt and 61% was with one other foreign customer. During fiscal 1999, 65% of the Company's revenue was from foreign customers for TOW PGTS training systems. At March 31, 1999, there was no backlog for TOW PGTS training systems. The Company currently has a number of PGTS and other training system proposals outstanding with both foreign and domestic sources. Competitive negotiations with one foreign source are scheduled for July 1999. While the Company expects to receive one or more contract awards for TOW PGTS and/or other training systems during the second or third quarter of fiscal 2000, such awards are not certain. In the event that the Company were to lose a substantial portion of its defense training systems contract base the Company would have to significantly reorganize it's operations.

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

The Company has been investigating application for patent protection related to its IC3D Framework products. While the Company generally considers its business to be primarily dependent upon proprietary knowledge and on rapid assimilation of innovations it will seek patent protection where it is feasible.

MANUFACTURING AND SUPPLIES

The Company's manufacturing activities primarily involve its training products, and include sub-system assembly, final system assembly, integration and testing of component parts that have been fabricated by others. Many of the purchased components are built to the Company's engineering designs and specifications by subcontractors. Although most materials and purchased components generally are available from a number of different sources, there are situations where several suppliers are the Company's sole source of certain component parts.

COMPETITION

In its strategically emerging business area of Internet Collaborative 3D, the Company faces several types of competitors who have already entered the market. In the field of online 3D gaming and virtual communities, for example, established companies include Sony, Sega, Blaxxun, Active Worlds and others. In the field of multi-user communications, companies include Mpath, Macromedia and Microsoft. In the field of enabling collaborative technologies, competitors include Active Worlds, VRTelecom, HLAProducts, Geometrek and others. Perceptronics is definitely the "new company on the block", and will seek to compete on the basis of it's proprietary knowledge and knowhow. Our most important technical competency is the extensive R&D experience we have with the DOD developed High Level Architecture (HLA) and its Run Time Infrastructure
(RTI). These are the distributed simulation communications standards and protocols that underlie our commercial IC3D Framework. At the same time, other competitors have more commercial experience and greater resources and may also have an established customer base, and there is no assurance the Company will be able to compete successfully in this new market area.

In its historical area of defense systems and services, the principal factors of competition are responsiveness, price, technology expertise and product performance. Due to the decline in overall defense spending, the Company has been experiencing intense competition for U.S. and foreign government contracts. The Company seeks to distinguish itself from its competitors on the basis of its ability to meet customer needs by developing and producing innovative systems that combine low cost with high performance, and its ability to move a system successfully from the initial R&D concept to final fielded product. However, the Company's size and financial condition impedes its ability to compete in many areas.

In the case of competitively bid defense contracts, the Company's typical competitors for system development contracts include SAIC, Litton, Lockheed Martin, and TRW. Competitors for training and command support products include Lockheed Martin, General Electric Company, ECC International, CAE, and such foreign companies as Wegmann, SAAB and Giravions Dorand. All of these companies have substantial financial, technological and marketing resources which enables them to bid on larger contracts. There can be no assurance that the Company will be able to compete successfully in the future.

STRATEGIC PARTNERING AND TEAMING AGREEMENTS

In the area of Internet products and services, the Company intends to minimize investment risk by entering into a series of business alliances with established suppliers of 3D design and graphics tools and services and with major and/or leading edge developers of 3D Web sites. Utilizing such alliances would allow Perceptronics to minimize the amount of capital investment required to enter into the market, and would help bring new know-how into the Company. Perceptronics is exploring possible alliances with an online game company, an e-commerce consulting firm, several online education companies and a developer and supplier of tools for high-end 3-D simulation on the Internet. There is no assurance that Perceptronics will enter into any alliance.

In the defense area, the Company seeks to improve its competitive position, particularly on larger programs, through teaming and strategic partnering arrangements with other companies. The Company may act as prime contractor or subcontractor under such arrangements, depending on the situation. Examples of companies with whom Perceptronics has teamed for specific programs are Litton, Infinity Multimedia, Lockheed Martin, Wegmann, Kollsman, Northrop Corporation, SAIC, TRW, McDonnell Douglas and The Harris Corporation. These programs accounted for approximately 0% and 72% of revenues in fiscal years 1999 and 1998, respectively.

EMPLOYEES

As of March 31, 1999, the Company had 24 full-time and part-time employees and consultants, consisting of 4 management personnel, 1 marketing person, 4 administrative and support personnel, 9 scientific and technical personnel and 6 production personnel. Of the Company's employees, 3 have Ph.D. degrees and 5 have Masters degrees. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages.

ITEM 2. PROPERTIES

The Company's primary offices are located in a 8,700 square foot leased facility in Woodland Hills, California, a Los Angeles suburb. The total monthly rent for this space is approximately $12,600, and the lease expires in November 2000.

In August 1997, the Company moved its manufacturing operation to a leased facility of approximately 11,000 square feet in Chatsworth, California. The monthly rent for this manufacturing facility is approximately $6,500 and the lease expires in October 2000. The Company also leases a 6,000 square foot Southern California facility for storage purposes. The monthly rent is $3,300 and the lease expires in January 2001.


ITEM 3. LEGAL PROCEEDINGS

               None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded over the counter. The following table sets forth the high and low prices for the Common Stock as reported by the NASDAQ Bulletin Board, for the three month periods listed. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

        Fiscal Year 1998                        High               Low
        ----------------                        ----               ----
        June 30, 1997                       $   0.14             $ 0.11
        September 30 1997                       0.16               0.13
        December 31, 1997                       0.63               0.22
        March 31, 1998                          0.55               0.34

        Fiscal Year 1999                        High               Low
        ----------------                        ----               ----

        June 30, 1998                       $   1.10             $ 0.52
        September 30, 1998                      0.63               0.34
        December 31, 1998                       0.81               0.34
        March 31, 1999                          1.66               0.66

During the three month period ended March 31, 1999, the Company issued 136,111 shares of common stock in conjunction with stock purchase subscription agreements with several investors for a purchase price of $57,500. The subscription agreements also provided for the issuance of warrants to the investors for the purchase of up to 136,111 shares of common stock at an exercise price of $.75. Certain of the subscription agreements provided for payments for the shares over several months starting in July 1998. At March 31, 1999, there were stock subscription amounts due the Company of $5,000 for the purchase of 11,112 shares of common stock. The common shares and warrants are not registered under the Securities Act in reliance on section 4 (2) thereof.

During the three month period ended March 31, 1999, the Company issued 20,000 shares of common stock to a former employee as part of a settlement of a dispute. The 20,000 common shares are not registered under the Securities Act in reliance on section 4 (2) thereof.

As of March 31, 1999, the Company had approximately 349 shareholders of record of its Common Stock.

The Company has never paid dividends and it does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Perceptronics , Inc., (the "Company") designs, develops and manufactures computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software systems are used to enhance command and control operations, for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's simulator business is in the foreign defense industry where the Company has built an international reputation. The Company is currently developing new commercial products in the area of Internet Collaborative 3D. The product, called IC3D-TM- Framework, is directed toward the rapidly growing market for multi-person, online, collaborative interactions in 3D virtual environments accessed over the internet. The major market applications for IC3D-TM- Framework are entertainment, education, e-commerce and business communication.

The following discussion is based on the audited consolidated financial statements contained elsewhere in this report. The audited financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of the liabilities that may result from the possible inability of the Company to continue as a going concern. See Note A of Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES. Net sales for fiscal 1999 increased by $774,000 or 22% compared to fiscal 1998. Training and instrumentation system sales account for 67% and 76% of net sales in fiscal year 1999 and 1998, respectively. Sales of training instrumentation systems increased $208,000 or 8% as a result of a contract with the Government of Egypt for TOW PGTS simulator systems. This contract had a total contract value of $3.0 million of which $2.7 million was recognized in fiscal 1999. The Egypt contract was completed prior to March 31, 1999. Refer to the backlog discussion below for the importance of Egypt to future training simulator system sales. Simulation network technology sales which represent 33% of net sales, increased $552,000 or 65% as a result of U.S. Government contracts that are providing the funding for the development and commercialization of the IC3D-TM- Framework network software products for on-line, multi-user applications involving complex 3D environments.

Net sales for the three months ended March 31, 1999 decreased by $215,000 or 22% compared to the comparable three-month period in the prior fiscal year. Sales of training instrumentation systems decreased $392,000 or 57% from the comparable three month period in 1998, because the contract with the Government of Egypt was completed during

January 1999 thus resulting in reduced PGTS revenue in the fourth quarter of fiscal 1999. Simulation network technology sales increased $178,000 or 67% as a result of the U.S. Government contracts described in the previous paragraph.

COST OF SALES. Cost of sales for fiscal 1999 increased 18% as a result of the 22% increase in sales discussed above and improved profit margins resulting from the TOW PGTS simulator system sales. Cost of sales as a percentage of sales during fiscal 1999 was 63% compared to 65% during fiscal 1998. The higher sales of training simulator systems, which carry higher margins, contributed to the positive effect of cost of sales as a percentage of sales in fiscal 1999.

Cost of sales for the three months ended March 31, 1999 decreased 32% as a result of the 22% decrease in sales discussed above and improved profit margins on the TOW PGTS simulator system sales. Cost of sales as a percentage of sales during the three months ended March 31, 1999 was 49% compared to 58% during the three-month period ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $285,000 or 32% in fiscal 1999 compared to fiscal 1998. This increase was primarily the result of increased foreign marketing expense. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.

Selling, general and administrative expenses increased $35,000 or 11% in the three-month period ended March 31, 1999 compared to the comparable three-month period in the prior fiscal year. The increase in the fourth quarter was primarily due to costs associated with a settlement of a dispute with a former employee.

INTEREST EXPENSE. Interest expense increased 19% or $46,000 in fiscal 1999 compared to fiscal 1998. Interest expense applicable to the increased usage in fiscal 1999 of the export credit facility was the primary reason for the increase. In the three month period ended March 31, 1999, interest expense decreased $48,000 or 47% compared to the comparable three-month period in the prior fiscal year because of the completion of the Egypt contract and the resulting repayment of the export credit facility during the fourth quarter of fiscal 1999.

BACKLOG. The Company's firm contract backlog was $723,000 at March 31, 1999, compared to $2.9 million at March 31, 1998. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. At March 31, 1999 all backlog was funded. The backlog at March 31, 1998 included $2.7 million applicable to the contract with the Government of Egypt for TOW PGTS training systems. The contract was completed in January 1999 and there is no backlog on this contract remaining at March 31, 1999. The entire March 31, 1999 backlog of $723,000 consists of simulation network technology contracts. Included are contracts in backlog of $302,000 for the development and commercialization of the IC3D-TM-Framework network software products for on-line, multi-user applications involving complex 3D environments. These contracts will be completed by the end of the second quarter of fiscal 2000. Beyond that point, the Company will require and is currently seeking independent investment capital to fund the IC3D-TM- Framework products. The Company currently has a proposal outstanding for a large foreign training system contract with the Government of Egypt with negotiations scheduled to start in July 1999. The award of this contract, while promising is not a certainty. In the event that the Company was to lose its foreign customer base, the Company would have to significantly reorganize its operation.

CONTINGENCIES. In the Form 10-QSB reports for the quarters ended September 30, 1998 and December 31, 1998, it was reported that a California Limited Partnership reasserted its claim that the Company is liable for material monetary amounts in connection with an old real estate lease. On March 22, 1999, the California Limited Partnership and the Company entered into a settlement agreement which provided for the mutual release of all claims and the termination of the partnership interests previously held by the Company's Chairman and a Director. The agreement provides for payments by the Company to the Partnership totaling $24,000 to be paid in eight monthly installments of $3,000 commencing on April 1, 1999.


LIQUIDITY AND CAPITAL RESOURCES.

The Company's unrestricted cash balances were $151,000 at March 31, 1999, resulting from the collection of receivables applicable to the TOW PGTS contract with the Government of Egypt and increased billings on U.S. Government development contracts. In fiscal 1999, the Company's principal sources of liquidity were it's export credit facility, sale of securities, vendor credit and cash flow generated from operations. The Company had positive working capital of $93,000 at March 31, 1999, compared to negative working capital of $500,000 at March 31, 1998. In the past the Company has experienced severe liquidity problems and continues to have difficulty in meeting all of its obligations as they come due.

With respect to foreign contracts for TOW PGTS simulator systems, an export credit facility is in place to provide the cash flow required to perform on these contracts. Payment terms with certain vendors for materials needed for the contracts are in advance or on delivery terms and are being funded through the credit facility. At March 31, 1999, vendor accounts totaling $208,000 are past due and are being liquidated as positive cash flow permits. The Company is making good progress in reducing this balance, however the lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note A of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

The Company's short-term strategy is to increase its domestic and foreign defense contract revenue base in order to generate sufficient cash flow from operations and to reduce current liabilities. A major part of the Company's long-term strategy will be to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to reduce the Company's dependence on defense contracts. The SBIR software contract for $748,000 and the California Technology Investment Partnership contract for $250,000 together with equity financing of $385,000 are funding the development of commercial software products associated with IC3D-TM- Framework. The Company was successful in obtaining commitments for the required equity funding of $390,000, of which $385,000 has been funded, to satisfy the self funding requirements of the SBIR contract.

The Company's ability to pursue its long-term strategy will depend on generating sufficient cash resources from equity investments and from operations to finance new product development. Given the Company's current low backlog situation as discussed under "Backlog" above, the Company will experience reduced sales and a net loss in the first quarter and will not have sufficient cash flow to sustain operations beyond the second quarter without the addition of new contract awards and additional equity investment funding. The Company is exploring alternative sources for financing as well as potential business combinations and alliances in order to meet the short and long-term objectives.

The export credit facility mentioned above was obtained in October 1997 from a commercial lender and enables the Company to borrow up to $1,666,000 to be used in conjunction with it's export contracts. The credit facility is guaranteed by the U.S. Small Business Administration (SBA) and the California Export Finance Office (CEFO). The borrowings bear interest at 3.0 points above prime rate and are secured by a lien placed on the Company's general assets. During fiscal 1999, borrowings of $1,210,000 occurred on the credit facility as work progressed on the export contracts. The borrowings were repaid with proceeds received from the delivery of finished units. At March 31, 1999, borrowings outstanding against the line had been repaid and there were no amounts owing against the line.

The Company currently has a $200,000 note payable with a bank that is guaranteed by SBA. At March 31,1999 the principal balance outstanding was $151,000. The note bears interest at prime rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At March 31, 1999, the outstanding balance on this note payable was $56,000.

The Company's operating activities provided cash of $1.0 million during the fiscal 1999. During fiscal 1999, the cash provided was primarily the result of profitability resulting from increased sales of TOW PGTS simulator systems to the Government of Egypt and increased sales of simulation network technology development contracts, as previously discussed. During fiscal 1998, net cash inflow of $620,000 resulted from net income adjusted to a cash basis, the collection of accounts receivable associated with the TOW PGTS simulator systems sales offset by the repayment of accounts payable liabilities.

The Company's investing activities used cash of $8,000 during fiscal 1999 associated with capital expenditures for equipment. Capital expenditures during fiscal 1998 were $104,000 for leasehold improvements associated with the move to a new manufacturing facility.

The Company's financing activities used cash of $920,000 during fiscal 1999. A warrant holder exercised a warrant for 50,000 shares of common stock for an exercise price of $16,000 and employee stock options were exercised contributing $15,000. The sale of common stock brought in $393,000. Net repayments of borrowings from the export credit facility used $1.2 million of cash and the Company used $285,000 to repay debt. During fiscal 1998, the Company's financing activities used $306,000 to repay the export credit facility.

During the fiscal year ended March 31, 1999, the Company entered into stock purchase subscription agreements with several investors for the purchase of up to 1,008,612 shares of common stock for a purchase price of $390,000 and the release of $50,050 of liability. The subscription agreements also provide for the issuance of warrants to the investors for the purchase of up to 702,223 shares of common stock at exercise prices that range from $.57 to $.75. Certain of the subscription agreements provide for payments for the common shares over several months starting in July 1998. At March 31, 1999, there were stock subscription amounts due the Company of $5,000 for the purchase of 11,112 shares of common stock.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its manufacturing and accounting computer system to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is an older generation and will be affected by the year 2000 problem. The Company has purchased a current generation system and is in the process of implementation as a replacement for the existing computer system. The cost of the new system is not a material expense. The Company has also conducted a survey of its products and concluded that they are year 2000 compliant. The Company has also surveyed certain key suppliers to confirm that they are year 2000 compliant. However, there can be no assurance that unexpected software incompatibility with the year 2000 issue on the part of the Company's customers and suppliers will not cause an interruption of operations or that the Company will not have to incur substantial cost to avoid such occurrences.


FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions) which are based on Management's current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those described below, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

GOING CONCERN ISSUE AND SEVERE LIQUIDITY PROBLEMS. The Company's audited financial statements for the fiscal year ended March 31, 1999 and 1998 have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern . See the Independent Auditors' Report and Note A of Notes to Consolidated Financial Statements contained elsewhere herein. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's revenue levels have declined in recent years and the backlog at March 31, 1999 is low, and therefore may be insufficient to fund operations beyond the second quarter without the addition of new contract awards. The Company has also sustained operating losses in recent years and requires substantial amounts of working capital in it's operations. As a result, the Company suffers from limited cash resources which restrict its ability to bid for, obtain and perform larger contracts. Even if the Company overcomes its liquidity problems, there can be no assurance that in the future the Company will be able to increase revenues or operate profitably.

BUSINESS STRATEGY; IC3D-TM- FRAMEWORK SOFTWARE PRODUCT. A major part of the Company's long term business strategy is to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to expand its customer base and reduce its dependence on defense contracts. As part of this strategy, the Company has obtained a U.S. Government Department of Defense SBIR Phase II Fast Track contract for $750,000 to develop and commercialize networking software for commercial on-line, multi-player games involving complex 3D environments

("IC3D-TM- Framework software"). The Company has succeeded in obtaining equity funding of $390,000 to satisfy self-funding requirements under the SBIR contract. The Company will also require additional equity funding to be able to fully commercialize, market and exploit the IC3D-TM- Framework software. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts, that the IC3D-TM- Framework software will be a commercially feasible product, or that the Company will be able to successfully market the IC3D-TM- Framework software.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The simulation and internet software markets are characterized by rapid technological change and are highly competitive. The Company's success is dependent on its ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. The Company has limited manufacturing and marketing capabilities and financial resources and will be dependent upon establishing relationships with strategic and marketing partners to be able to fully exploit the IC3D-TM- Framework software and other commercial products. There can be no assurance that the IC3D-TM-Framework software or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence and intense competition from companies with greater resources than the Company.

DEPENDENCE ON ONE CUSTOMER AND ON FOREIGN SALES. During the fiscal years ended March 31, 1999 and 1998, foreign sales, primarily to foreign governments, represented approximately 65% and 70% of total revenues, including sales to one foreign customer for TOW PGTS simulator systems during the fiscal year ended March 31, 1999 which represented 63% of total sales. The loss of this customer or the failure to obtain new customers would have a material adverse effect on the Company's ability to operate profitably. While the Company hopes to increase its domestic defense and commercial business, the Company anticipates that foreign contracts will continue to account for a significant portion of its sales. To the extent these revenues are derived from sales to foreign government agencies they may be subject to risks similar to those set forth below under "Dependence on Defense-Related Business." Foreign sales are also subject to risks associated with political or economic instability of a foreign country, currency controls, exchange rate fluctuations, changes in import/export regulations, trade policies and tariffs.

DEPENDENCE ON DEFENSE-RELATED BUSINESS. The Company has historically derived a substantial portion of its revenues from U.S. and foreign government defense-related contracts. As a result, the Company's business has been impacted by reductions in the U.S. federal defense budget and this business will continue to be subject to risks affecting the defense industry, including changes in governmental appropriations and changes in national defense policies and priorities. The Company has sought to reduce its dependence on defense-related business by developing products with commercial applications, such as the proposed IC3D-TM- Framework software networking products. As noted above there can be no assurance that these products will achieve market acceptance, resulting in increased revenues or be profitable.

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

COMPETITION. The Company expects to encounter intense competition in the area of networked on-line computer software products from companies that have substantially greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from emerging companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products. The Company also experiences intense competition for U.S. and foreign government contracts from companies such as SAIC, Litton, Lockheed Martin and TRW, which have substantially greater resources than the Company. The Company's size and financial condition impedes its ability to compete in many areas.

PROTECTION OF INTELLECTUAL PROPERTY. The Company relies on a combination of trade marks, trade secrets, and other intellectual property law, nondisclosure agreements and other protective measures to preserve its proprietary rights pertaining to its technology and products. Such protection, however, may not preclude competitors from developing products or technology similar or superior to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights to the extent it has the financial resources to do so, there can be no assurance that these efforts will be successful. Furthermore, there can be no assurance that the Company's products or technologies are not or will not be in violation of the patent rights of third parties.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements are contained in this report beginning at page F-l.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                            PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The information required hereunder is incorporated by reference from the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders.


ITEM 10.  EXECUTIVE COMPENSATION


The information required hereunder is incorporated by reference from the section entitled "Executive Compensation" and "Election of Directors - Compensation of Directors" of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT


The information required hereunder is incorporated by reference from the section entitled "Ownership of Common Stock" of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required hereunder is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders.

                                     PART IV

INDEX TO EXHIBITS

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit Index (Management contracts, compensation plans and arrangements are identified by *.

                3.1  Certificate of Incorporation, as amended (4)

                3.2  By-Laws, amended. (2)

              *10.1  1992 Stock Option Plan (5)

              *10.2 Employment Agreement with Gershon Weltman dated August 1, 1989 (1) and First Amendment dated October 22, 1991. (3)

              *10.3 Form of indemnification Agreement with Officers and Directors. (1)

              *10.4  1988 Directors' Stock Option Plan. (5)

              *10.5 Second Amendment to Employment Agreement with Gershon Weltman dated August 27, 1996. (6)

              *10.6 Employment agreement with Thomas Lubaczewski dated January 1, 1997. (7)

              10.7 Loan Agreement and note dated September 23, 1997 between the Company and The Pacific Bank. (8)

              10.8 Promissory Note dated September 22, 1997 between the Company and Applied Controls Technology. (8)

              21.1   Subsidiaries

              23.1   Consent of Independent Accountants

              27.1   Financial Data Schedule

        (b) The Registrant filed no reports on Form-8K during the quarter ended March 31, 1999

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

(8) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: June 24, 1999

                                            PERCEPTRONICS, INC.



                                            By:/s/Gershon Weltman
                                            ---------------------
                                               Dr. Gershon Weltman
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                   Title                         Date
        ---------                   -----                         ----

/s/Dr. Gershon Weltman                                          June 24, 1999
-----------------------
Dr. Gershon Weltman         Chairman and Chief Executive
                            Officer (Principal Executive
                            Officer)

/s/ Robert E. Anderson
-----------------------
Robert E. Anderson          Senior Vice President               June 24, 1999
                            and Chief Financial Officer
                            (Principal Financial &
                            Accounting Officer)

/s/Dr. John Lyman                                               June 24, 1999
-----------------------
Dr. John Lyman              Director


/s/Stanley Schneider                                            June 24, 1999
-----------------------
Stanley Schneider           Director


/s/Robert Parker                                                June 24, 1999
-----------------------
Robert Parker               Director


/s/Dr. Amos Freedy                                              June 24, 1999
-----------------------
Dr. Amos Freedy             Director


/s/Steven Corda                                                 June 24, 1999
-----------------------
Steven Corda                Director

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and
Perceptronics, Inc. and Subsidiary

We have audited the accompanying balance sheets of Perceptronics, Inc. and Subsidiary as of March 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perceptronics, Inc. and Subsidiary as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had net income of $122,000, however, for the year ended March 31, 1999, the Company had a working capital of $93,000 and a net equity of $849,000. As described more fully in Note A to the financial statements, the Company is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            Beckman Kirkland & Whitney




Agoura Hills, California
June 3, 1999

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                       March 31,
                                                                       ---------
                                                                1999                1998
                                                                ----                ----
ASSETS

CURRENT ASSETS
    Cash and short-term investments ....................    $  150,801          $   78,411
    Restricted cash ....................................       299,000             299,000
    Receivables
       Billed - Note B .................................       133,881             263,524
       Unbilled  - Note B ..............................       151,580           1,160,458
       Other receivables ...............................        17,854              32,302
    Inventory ..........................................       172,222             189,788
    Precontract costs ..................................       176,317                   -
    Prepaid expenses ...................................        29,337             166,982
                                                            ----------          ----------
       TOTAL CURRENT ASSETS ............................     1,130,992           2,190,465


EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost Note C .....       817,963             810,333
    Less accumulated depreciation and
       amortization ....................................       747,631             712,866
                                                            ----------          ----------
                                                                70,332              97,467


DEFERRED TAXES - Note F ................................       932,566             932,566
OTHER ASSETS ...........................................        82,930              23,715
                                                            ----------          ----------
       TOTAL ASSETS ....................................    $2,216,820          $3,244,213
                                                            ----------          ----------
                                                            ----------          ----------



                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                              March 31,
                                                                              ---------
                                                                       1999                   1998
                                                                       ----                   ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long term debt - Note D ................  $     96,629           $    288,778
    Short term debt - Note D ..................................        54,000              1,285,311
    Accounts payable ..........................................       528,442                688,097
    Accrued compensation ......................................       148,032                207,346
    Other accrued liabilities .................................       210,447                220,906
                                                                 ------------           ------------
       TOTAL CURRENT LIABILITIES ..............................     1,037,550              2,690,438

LONG TERM DEBT
    Long term debt, net of current portion - (Note D) .........       157,654                250,237
    Other long term liabilities - (Note D) ....................       172,500                      -

COMMITMENTS AND CONTINGENCIES - NOTES B & E

SHAREHOLDERS' EQUITY
    Common stock - par value $.001; authorized
       15,000,000 shares; 5,629,930 and 4,526,430
       shares issued and outstanding ..........................         5,630                  4,526
    Additional paid-in capital ................................    12,673,643             12,251,161
    Accumulated deficit .......................................   (11,830,157)           (11,952,149)
                                                                 ------------           ------------
       TOTAL SHAREHOLDERS' EQUITY .............................       849,116                303,538
                                                                 ------------           ------------

       TOTAL LIABILITIES & SHAREHOLDERS'
            EQUITY ............................................  $  2,216,820           $  3,244,213
                                                                 ------------           ------------
                                                                 ------------           ------------







                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended March 31,
                                             ------------------------------
                                                1999                1998
                                             ----------          ----------
Net sales .................................  $4,315,285          $3,541,373
Cost of sales .............................   2,706,106           2,288,743
                                             ----------          ----------

Gross profit ..............................   1,609,179           1,252,630

Cost and expenses:
Selling, general and administrative .......   1,180,000             895,462
Research and development ..................      14,263                   -
                                             ----------          ----------
Operating income ..........................     414,916             357,168


Interest expense ..........................     291,273             245,730
                                             ----------          ----------

Income (loss) before taxes ................     123,643             111,438
Income tax provision - Note F .............       1,651               2,829
                                             ----------          ----------
Net income ................................  $  121,992          $  108,609
                                             ----------          ----------
                                             ----------          ----------


Earnings per share:
   Basic:
     Net income ...........................  $      .02          $      .02
                                             ----------          ----------
                                             ----------          ----------
Diluted:
     Net income ...........................  $      .02          $      .02
                                             ----------          ----------
                                             ----------          ----------
Weighted average common and common
      equivalent shares:

      Basic ...............................   5,078,180           4,497,859
                                             ----------          ----------
                                             ----------          ----------

      Diluted .............................   5,474,009           4,562,843
                                             ----------          ----------
                                             ----------          ----------



                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Stock            Additional
                                                ------------              Paid In          Accumulated
                                            Shares         Amount         Capital            Deficit            Total
                                            ------         ------         -------            -------            -----
Balance at March 31, 1997 ............    4,469,287       $ 4,469       $12,231,218       $(12,060,758)       $174,929


Common shares issued .................       57,143            57            19,943                             20,000
Net income ...........................                                                         108,609         108,609
                                          ---------       -------       -----------       ------------        --------
Balance at March 31, 1998 ............    4,526,430       $ 4,526       $12,251,161       $(11,952,149)       $303,538

Exercise of options and warrants .....       86,000            86            30,499                             30,585
Common shares issued .................    1,017,500         1,018           391,983                            393,001
Net Income ...........................                                                         121,992         121,992
                                          ---------       -------       -----------       ------------        --------

Balance at March 31,1999 .............    5,629,930       $ 5,630       $12,673,643       $(11,830,157)       $849,116
                                          ---------       -------       -----------       ------------        --------
                                          ---------       -------       -----------       ------------        --------




                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended March 31,
                                                          ---------------------------------
                                                              1999                  1998
                                                              ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................     $   121,992           $   108,609
   Adjustments to reconcile net income
       to net cash used in operating activities:
     Depreciation and amortization ..................          34,765                26,606
   Changes in assets and liabilities:
     Receivables ....................................       1,152,969               558,700
     Inventory ......................................          17,566                (3,433)
     Precontract costs ..............................        (176,317)                    -
     Prepaid expenses ...............................         137,645                54,937
     Other assets ...................................         (59,215)               15,330
     Accounts payable ...............................        (159,655)             (146,394)
     Accrued compensation ...........................         (59,314)               57,005
     Advance from customer ..........................               -               (35,742)
     Other accrued liabilities ......................         (10,458)              (15,824)
                                                          -----------           -----------
         NET CASH PROVIDED
           IN OPERATING ACTIVITIES ..................         999,978               619,794

CASH FLOWS FROM INVESTING ACTIVITY:
   Capital additions ................................          (7,630)             (103,587)
                                                          -----------           -----------
         NET CASH  USED IN
           INVESTING ACTIVITIES .....................          (7,630)             (103,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options and warrants ...........          30,585                     -
   Net proceeds (repayment) - export financing ......      (1,231,312)             (306,258)
   Payment of long term debt ........................        (284,732)              (23,598)
   Increase in other long term debt .................         172,500                     -
   Proceeds from sale of common stock ...............         393,001                20,000
                                                          -----------           -----------
         NET CASH USED IN
           FINANCING ACTIVITIES .....................        (919,958)             (309,856)
                                                          -----------           -----------
         NET INCREASE IN CASH
           AND CASH EQUIVALENTS .....................          72,390               206,351

         CASH AND CASH EQUIVALENTS AT
           THE BEGINNING OF THE YEAR ................         377,411               171,060
                                                          -----------           -----------
         CASH AND CASH EQUIVALENTS AT
           THE END OF THE YEAR ......................     $   449,801           $   377,411
                                                          -----------           -----------
                                                          -----------           -----------
         CASH PAID DURING PERIOD
           Interest .................................     $   240,318           $   280,451
           Income Taxes .............................     $     1,651           $     2,829

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF THE COMPANY: Perceptronics, Inc., the "Company" designs, developes, manufactures and markets computer-based simulation systems and software for military and commercial training and decision support.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics Inc. (the "Company") and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At March 31, 1999, current assets exceeded current liabilities by $93,000. The Company continues to have difficulty in meeting its obligations as they become due, however, this condition has improved from the previous year. Payments to vendors, totaling approximately $208,000 at March 31,1999 are past due and certain vendors continue to require cash in advance or on delivery terms for goods and services. The Company's cash flow during fiscal 1999 was sufficient to meet current operating requirements but the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. While the Company continues to overcome its short-term liquidity problems, the ability of the Company to operate profitably and generate sufficient positive cash flows is dependent on the award of pending training systems contracts and raising additional investment capital to fund development of commercial software products. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

INVENTORY: Inventory is stated at cost, which is not in excess of market. Cost is determined principally by the first-in, first-out method.

PRECONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability of costs is probable) are accounted for as precontract costs. No revenues or profits have been recognized on these costs. There were no precontract costs deferred at March 31, 1998. At March 31, 1999 deferred precontract costs were $176,317.

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

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



REVENUE RECOGNITION: During fiscal 1999 and 1998, 69% and 74% of the Company's total revenues resulted from products sold to commercial customers which were either foreign governments or domestic or foreign companies, respectively. Sales of products and services related to United States Government contracts were 31% and 26% of total revenues, respectively. Of the U.S. Government contract sales, 90% and 83% were for contracts that provided for reimbursement of cost plus fixed-fees and 10% and 17% were fixed price contracts. All sales were recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) are incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion.

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

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following table summarizes the calculation of basic and diluted earnings per share for the years ended March 31:

                                              1999                1998
                                          ----------          ----------
Numerator:
    Basic and diluted earnings
    per share -- net income               $  121,992          $  108,609
                                          ----------          ----------
                                          ----------          ----------

Denominator:
    Basic earnings per share --
    weighted average number of
    common shares outstanding
    during the year                        5,078,180           4,497,859

Incremental common shares
    attributable to assumed
    exercise of outstanding
    stock options                            395,829              64,984
                                          ----------          ----------

Denominator for diluted earnings
    per share                              5,474,009           4,562,843
                                          ----------          ----------
                                          ----------          ----------

Basic earnings per share                  $     0.02          $     0.02
                                          ----------          ----------
                                          ----------          ----------

Diluted earnings per share                $     0.02          $     0.02
                                          ----------          ----------
                                          ----------          ----------

The calculations of earnings excluded the effect of the assumed exercise of the following numbers of outstanding common stock options and warrants because their effect was antidilutive: 40,300 in 1999 and 579,936 in 1998.


POST-RETIREMENT BENEFITS: The Company does not provide post-retirement health care and life insurance benefits to retirees. Therefore, FASB Statement 106, which became effective for fiscal years beginning after December 15, 1992, is not applicable.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - RECEIVABLES

Billed receivables at March 31, 1999 of $133,881 and at March 31, 1998 of $263,524 represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at year-end. The Company expects to collect all amounts within one year.

Unbilled receivables at March 31, 1999 are $151,580 and at March 31, 1998 are $1,160,458. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contract.

The amount of contract retention included in unbilled receivables was $70,000 in fiscal 1999 and $147,000 in fiscal 1998.

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

NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at March 31:

                                                                   l999              1998
                                                                   ----              ----
     Computers and other equipment                               $336,664          $336,664
     Leasehold improvements                                       118,069           110,439
     Machinery & equipment                                        320,006           320,006
     Office furniture & fixtures                                   43,224            43,224
                                                                 --------          --------
                                                                  817,963           810,333
     Accumulated depreciation & amortization                      747,631           712,866
                                                                 --------          --------
                                                                 $ 70,332          $ 97,467
                                                                 --------          --------
                                                                 --------          --------

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - LONG-TERM DEBT AND OTHER FINANCING

Long-term debt included the following at March 31:

                                                                            1999              1998
                                                                            ----              ----
Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.                    $ 46,908          $ 54,362

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,329 including interest at
prime rate plus 2.75 percentage points, due November 2002.                 151,259           184,653

Note Payable - Export customer bearing interest at 12%
annually payable in monthly installments of $2,000,
principal to be repaid as described in the paragraph
that follows.                                                                  -             200,000

Note Payable - Consultant issued to resolve open accounts
payable balance.  Payable in monthly installments of $4,521
including interest at 8% per annum, due April 2000.                         56,116           100,000
                                                                          --------          --------
                                                                           254,283           539,015
Current portion of long-term notes payable                                  96,629           288,778
                                                                          --------          --------
                                                                          $157,654          $250,237
                                                                          --------          --------
                                                                          --------          --------

In September 1997, the Company entered into a $200,000 note with an export customer that bears interest at 12 percent. On April 21, 1998, the Company repaid $51,032 of the outstanding balance. On August 19, 1998, the Company repaid the remaining outstanding balance of $148,968.

On March 31, 1998, the Company reached a settlement with a consultant to resolve a past due accounts payable balance of $220,000. The Company entered into a 24 month note payable in the amount of $100,000 that bears interest at 8% per annum. The Company also issued Warrants to purchase 240,000 shares of common stock at an exercise price of $.50 in settlement of the remaining accounts payable balance of $120,000. The Warrants expire March 30, 2003.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Maturities of long-term debt are as follows:

      March 31,
        2000           $  96,629
        2001              54,232
        2002              55,015
        2003              34,026
        2004               8,977
        Thereafter         5,404
                       ---------
                       $ 254,283
                       ---------
                       ---------

Short-term debt included the following at March 31, 1999 and 1998:

As of March 31, 1998, there was an export line of credit facility with an outstanding balance of $1,131,311 with a commercial lender. This credit facility was guaranteed by the U.S. Small Business Administration (SBA) and the California Export Finance Office (CEFO). The credit facility allows the Company to borrow up to $1,666,000 to provide working capital for export contracts to provide TOW PGTS training systems to foreign customers. The credit facility bears interest at prime rate plus 3.0 points. The commercial lender holds a second lien position on the general assets of the Company and a first lien on the export inventory and accounts receivable financed under the credit facility. During fiscal year 1999, the Company delivered all of the training systems under the contract being financed and the facility was repaid in full by March 31, 1999.

As of March 31,1999 and 1998, there is a loan outstanding of $50,000 with a foreign customer, that bears interest at 6% per year. The terms of the note required repayment by March 1, 1996, however, the Company was unable to repay the note because of cash flow problems. The Company intends to pay off the note as cash flow is available to do so. Interest continues to accrue at the 6% rate.

NOTE E - COMMITMENTS AND CONTINGENCIES


CLAIM SETTLEMENT: In the Form 10-QSB reports for the quarters ended September 30, 1998 and December 31, 1998, it was reported that a California Limited Partnership reasserted its claim that the Company is liable for material monetary amounts in connection with an old real estate lease. On March 22, 1999, the California Limited Partnership and the Company entered into a settlement agreement which provided for the mutual release of all claims and the termination of the partnership interests previously held by the Company's Chairman and a Director. The agreement provides for payments by the Company to the Partnership totaling $24,000 to be paid in eight monthly installments of $3,000 commencing on April 1, 1999.

                            PERCEPTRONICS, INC., AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LEASE COMMITMENTS: Approximate future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more at March 31, 1999 consisted of the following:

        2000                                       $ 277,480
        2001                                         190,332
        2002                                               -
        2003                                               -
        2004 and beyond                                    -
                                                   ---------
                                                   $ 467,812
                                                   ---------
                                                   ---------

Rent expense was $255,000 in fiscal year 1999 and $230,000 in fiscal year 1998.


DCAA - AUDIT: The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 1998, there is a DCAA audit open of a large multi-year contract which was completed in 1994. The Company believes the costs charged to this contract were proper and should not result in any significant adjustments. The Company has provided $200,000 in reserve for possible contract price adjustments at March 31, 1999 and March 31, 1998. The amount reserved is believed to be adequate and is included in accrued liabilities.

NOTE F - INCOME TAXES

The provision for income taxes consist of the following:

                                                           Year Ended March 31
                                                       ---------------------------
Current:                                                  1999             1998
                                                          ----             ----
    Federal                                            $     851          $      -
    State                                                    800             2,829
                                                       ---------          --------
                                                           1,651             2,829

Deferred:
    (Increase) decrease in benefit
       of NOL carryforwards                              123,000            35,000
    Increase (decrease) in valuation
       allowance                                        (123,000)          (35,000)
                                                       ---------          --------
                                                       $   1,651          $  2,829
                                                       ---------          --------
                                                       ---------          --------

At March 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately $21,100,000 for federal income tax purposes and $900,000 for state income tax purposes, respectively, expiring in varying amounts through 2012. At March 31, 1999, approximately $500,000 of state net operating losses expired. The Federal NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined by the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. State net operating loss carryforwards at March 31, 1999 expire between 2000 and 2002, if not utilized.

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be sufficient to realize the recorded deferred tax asset of $6,947,000 net of a valuation allowance of $6,014,000.

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

Federal income tax NOL carryforwards will expire between fiscal 2001 and 2012 and state income tax operating loss carryforwards will expire between fiscal 2000 and 2002 if not used to offset taxable income.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                                                 1999               1998
                                                                 ----               ----
    Federal statutory rate                                       34.00%             34.00%
    Increase (reductions) in taxes due to:
      State income taxes (net of federal benefit)                 6.13%              6.13%
      Valuation allowance adjustment                            (38.78)%           (37.53)%
                                                                ------             ------
                                                                  1.35%              2.60%
                                                                ------             ------
                                                                ------             ------

Income taxes paid amounted to $1,651 in fiscal 1999 and $2,829 in fiscal 1998.


NOTE G - EMPLOYEE BENEFITS

The Company has a combined profit sharing and retirement/savings plan qualifying for treatment under Internal Revenue Code Section 401(k). All employees aged 21 and older, except those covered by a collective bargaining agreement, are eligible following six months of employment in which at least 500 hours are paid. Under the profit sharing portion of the plan, contributions to the plan are determined by the Board of Directors and are allocated among eligible participants in proportion to their salaries. There were no contributions made by the Company in fiscal 1999 and 1998. Under the retirement/savings portion of the plan, the Company may match 75% of eligible employees' voluntary contributions to a maximum of 4.5% of their salaries. There were no Company matching contributions made under the retirement/savings plan portion in fiscal 1999 and 1998.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE H - SHAREHOLDERS' EQUITY

The Company's 1982 Employee Incentive Stock Option Plan, as amended, authorized the issuance of options to purchase 690,000 shares of common stock which may be granted to employees, including officers, of the Company. No options may be granted under this plan after November 1992. Options to purchase 37,800 and 42,800 shares were outstanding and exercisable under this plan at March 31, 1999 and March 31, 1998, respectively.

In September 1992, the Company's shareholders approved the 1992 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 300,000 shares of Common Stock which may be granted to employees, directors, consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later than ten years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 230,000 and 218,500 shares were outstanding under this plan at March 31, 1999 and March 31, 1998, of which 194,900 and 138,100 shares were exercisable.

The 1988 Directors' Option Plan authorizes the issuance of options to purchase 100,000 shares of common stock. The options are automatically granted on April 1 of each year and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise prices may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 32,000 and 49,000 shares were outstanding under this plan at March 31, 1999 and 1998, respectively. No options may be granted under this plan after July 1998.

Changes in the status of options are summarized as follows for fiscal years ended March 31:

                                                1999               1998
                                                ----               ----
Outstanding at beginning of year .......     310,300            415,200
Granted ................................      46,000            195,500
Canceled or expired ....................     (20,500)          (300,400)
Exercised ..............................     (36,000)                 -
                                             -------           --------
Outstanding at end of year .............     299,800            310,300
Available for grant at end of year .....      48,000            128,500
Price range of options:
  Outstanding at end of year ...........    $.11 - $3.00     $.11 - $ 3.00
  Exercised ............................    $.11 -  $.63              -


At March 31, 1999 and 1998, options for the purchase of 264,700 and 229,900 shares were exercisable.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



At March 31, 1999 the following warrants to purchase common shares were outstanding:

        Quantity             Exercise Price           Expiration Date
        --------             --------------           ---------------
         5,000                    $.57                June 21, 2000
        60,000                    $.34                August 16, 2000
        50,000                    $.32                December 31, 2000
        44,693                    $.32                October 30, 2002
        44,693                    $.29                January 28, 2003
        25,000                    $.30                March 06, 2003
        57,143                    $.57                March 16, 2003
       240,000                    $.50                March 30, 2003
        45,264                    $.74                April 28, 2003
        66,667                    $.75                June 5, 2003
        55,556                    $.75                June 10, 2003
       444,444                    $.70                June 17, 2003
        55,556                    $.75                July 1, 2003
        51,540                    $.53                July 28, 2003
        54,307                    $.47                October 26, 2003
        37,500                    $.75                January 29, 2004
        37,500                    $.75                February 5, 2004

The Company applies APB 25 in accounting for its Stock Option Program described above. The option price under the Stock Option Program equals or exceeds the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's Stock Option Program and other stock based compensation been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net earnings and net earnings per share would have been reflected as follows:

(In thousands, except per share amount)        1999                 1998
                                               ----                 ----
        Net earnings
               As reported                  $ 122.0              $  108.6
               Pro forma                    $  87.3              $   88.5

        Net earnings per share
               As reported                  $   0.02             $   0.02
               Pro forma                    $   0.02             $   0.02

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 1999 and 1998, respectively: divided yield of 0%, expected voiatility of 20% and 20%, risk-free interest rates of 5.00% and 5.00%, and expected lives of 5 years.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On September 15, 1997, the Company entered into an agreement with a financial consultant. The financial consultant was retained to provide financial management consulting and to locate and secure equity and debt financing on behalf of the company. Under the terms of the agreement, the consultant is to be paid $5,000 per month. In addition to the monthly retainer, the consultant is to be granted warrants to purchase common stock of the Company in an amount up to 5% of the Company's outstanding shares. The warrants vest and are issuable in amounts equal to 1% of the Company's outstanding shares each 90 day period starting 46 days from the date of the agreement. The warrants are to have an exercise price equal to 85% of the market value on the day prior to the date of vesting and expire five years from date of grant. Warrants that have vested and are outstanding at March 31, 1999 are;

        Vesting date         Shares         Exercise price
        ------------         ------         --------------
        October 31, 1997     44,693              $0.32
        January 29, 1998     44,693              $0.29
        April 29, 1998       45,264              $0.74
        July 28, 1998        51,540              $0.53
        October 27, 1998     54,307              $0.47

In addition to the monthly retainer and the warrants, the agreement calls for other fees to be paid in cash related to the introduction of equity or debt financing and for their involvement in any merger or acquisition transactions.

During the fiscal year ended March 31, 1999, the Company entered into stock purchase subscription agreements with several investors for the purchase of up to 1,008,612 shares of common stock for a purchase price of $360,000 and the release of $50,050 of liability. The subscription argeements also provided for the issuance of warrants to the investors for the purchase of up to 702,223 shares of common stock at exercise prices that range from $.57 to $.75. Certain of the subscription agreements provide for payments for the shares over several months starting in July 1998. At March 31, 1999, there were stock subscription amounts due the Company of $5,000 for the purchase of 11,112 shares of common stock.

A warrant holder exercised a warrant for 50,000 shares of common stock for an exercise price of $16,000 and employee and director stock options were exercised for 36,000 shares of common stock for $14,585.

During the fiscal year ended March 31, 1999, the Company issued 20,000 shares of common stock to a former employee as part of a settlement of a dispute. The Company issued a warrant to it's landlord in conjunction with the negotiation of its building lease for 60,000 shares of common stock at an exercise price of $.34, expiring in August 2000. Also, the Company issued a warrant to it's export lender for 50,000 shares of common stock at an exercise price of $.32, expiring in December 2000.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - SIGNIFICANT CUSTOMERS

During fiscal year 1999, sales to the Government of Egypt for TOW PGTS simulator systems were approximately $2,700,000 (63% of total sales) and sales to the United States Government were approximately $1,300,000 (31% of total sales). All other customers accounted for approximately $300,000 (6% of total sales). During fiscal year 1998, sales of TOW PGTS simulator systems to a foreign customer were approximately $2,140,000 (61% of total sales), sales to the United Ststes Government were approximately $907,000 (26% of total sales) and sales to the Government of Egypt were approximately $272,000 (8% of total sales). All other customers accounted for approximately $216,000 (5% of total sales).

                                INDEX TO EXHIBITS


               EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibit Index (Management contracts, compensation plans and arrangements are identified by *.

                3.1     Certificate of Incorporation, as amended (4)

                3.2     By-Laws, amended. (2)

                *10.1   1992 Stock Option Plan (5)

                *10.2 Employment Agreement with Gershon Weltman dated August 1, 1989 (1) and First Amendment dated October 22, 1991.
                        (3)

                *10.3 Form of indemnification Agreement with Officers and Directors. (1)

                *10.4   1988 Directors' Stock Option Plan. (5)

                *10.5 Second Amendment to Employment Agreement with Gershon Weltman dated August 27, 1996. (6)

                *10.6 Employment agreement with Thomas Lubaczewski dated January 1, 1997. (7)

                10.7 Loan Agreement and note dated September 23, 1997 between the Company and The Pacific Bank. (8)

                10.8 Promissory Note dated September 22, 1997 between the Company and Applied Controls Technology. (8)

                21.1    Subsidiaries

                23.1    Consent of Independent Accountants

                27.1    Financial Data Schedule

        (b) The registrant filed no reports on Form-8K during the quarter ended March 31, 1999

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

(8) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.