Form 10QSB
period 1999-06-30
PERCEPTRONICS INC
filed 1999-08-16
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended JUNE 30, 1999

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from                     to
                                      -------------------     -----------------

                         Commission file number 0-12382

                               PERCEPTRONICS, INC.
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                          95-2577731
-------------------------------                      -------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)


                     21010 ERWIN STREET, WOODLAND HILLS, CA 91367
                     --------------------------------------------
                       (Address of principal executive offices)

                                  (818)884-7470
                               ------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___     No  ______

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock:  $.001 par value, outstanding at July 29, 1999:  5,655,142

     Transitional Small Business Disclosure Format (Check one):
         Yes ______     No  __X__




                                    1 of 17

                                      INDEX

                       PERCEPTRONICS, INC. AND SUBSIDIARY



PART I.        FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

     (a) Consolidated balance sheets, Perceptronics, Inc. and subsidiary, June 30, 1999 and March 31, 1999.

     (b) Consolidated statements of operations, Perceptronics, Inc. and subsidiary, three months ended June 30, 1999 and 1998.

     (c) Consolidated statements of cash flows, Perceptronics, Inc. and subsidiary, three months ended June 30, 1999 and 1998.

     (d)      Notes to consolidated financial statements.


Item 2. Management's discussion and analysis of financial condition and results of operations.



PART II.      OTHER INFORMATION

Item 2.       Changes in securities.

Item 6.       Exhibits and Reports on Form 8-K.


                                    2 of 17

PART I.        FINANCIAL INFORMATION

Item 1.       Financial Statements


                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                               June 30, 1999    March 31, 1999
------                                                               -------------    --------------
CURRENT ASSETS
     Cash and short-term investments .............................   $  361,340         $ 150,801
     Restricted cash - Note B ....................................           --           299,000
     Receivables
        Billed - Note C ..........................................      122,902           133,881
        Unbilled - Note C ........................................      123,970           151,580
        Other receivables ........................................       17,771            17,854
     Inventory - Note D ..........................................      172,222           172,222
     Precontract Costs ...........................................      268,178           176,317
     Prepaid expenses ............................................       42,870            29,337
                                                                     -----------        ----------
        TOTAL CURRENT ASSETS .....................................     1,109,253         1,130,992


EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost ......................      817,963           817,963
     Less accumulated depreciation and amortization ..............      757,527           747,631
                                                                     -----------        ----------
                                                                         60,436            70,332



DEFERRED TAXES ...................................................      932,566           932,566
OTHER ASSETS .....................................................       84,817            82,930
                                                                     -----------        ----------
        TOTAL ASSETS .............................................   $2,187,072        $2,216,820
                                                                     -----------        ----------
                                                                     -----------        ----------









                 See notes to consolidated financial statements


                                    3 of 17

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (continued)




                                                                                   June 30, 1999               March 31, 1999
                                                                                   ------------                ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt - Note E ................................   $     89,734                $     96,629
     Short term debt ...........................................................        153,701                      54,000
     Accounts payable ..........................................................        608,147                     528,442
     Accrued compensation ......................................................        149,392                     148,032
     Other accrued liabilities .................................................        211,196                     210,447
                                                                                   ------------                ------------
        TOTAL CURRENT LIABILITIES ..............................................      1,212,170                   1,037,550

LONG TERM DEBT
     Long term debt, net of current portion - (Note E) .........................        141,500                     157,654
     Other long term liabilities - (Note E) ....................................        138,000                     172,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock - par value $.001; authorized 15,000,000 shares;
      5,655,142 and 5,629,930 shares issued and outstanding ....................          5,655                       5,630
     Additional paid-in capital ................................................     12,683,727                  12,673,643
     Accumulated deficit .......................................................    (11,993,980)                (11,830,157)
                                                                                   ------------                ------------
        TOTAL SHAREHOLDERS'  EQUITY ............................................        695,402                     849,116
                                                                                   ------------                ------------

        TOTAL LIABILITIES & SHAREHOLDERS'
             EQUITY ............................................................   $ 2,187,072                   $2,216,820
                                                                                   ------------                ------------
                                                                                   ------------                ------------










                 See notes to consolidated financial statements



                                    4 of 17

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months
                                                                    Ended June 30,
                                                                    1999       1998
                                                                  ---------------------

Net sales ................................................   $   382,410    $   832,952
Cost of sales ............................................       318,572        501,024
                                                             -----------    -----------

Gross profit .............................................        63,838        331,928

Cost and expenses:
Selling, general and administrative ......................       207,310        244,878
Research and development .................................            --          6,456
                                                             -----------    -----------
Operating income (loss) ..................................      (143,472)        80,594

Interest expense .........................................        20,351         77,372
                                                             -----------    -----------

Income (loss) before taxes ...............................      (163,823)         3,222

Income tax provision .....................................            --             --
                                                             -----------    -----------

Net income (loss) ........................................   $  (163,823)   $     3,222
                                                             -----------    -----------
                                                             -----------    -----------

Earnings per share:
     Basic:
        Net income (loss) ................................   $     (0.03)   $      0.00
                                                             -----------    -----------
                                                             -----------    -----------
     Diluted:
        Net income (loss) ................................   $     (0.03)   $      0.00
                                                             -----------    -----------
                                                             -----------    -----------

     Weighted average common and
        common equivalent shares:

        Basic - Note F ...................................     5,642,536      4,586,764
                                                             -----------    -----------
                                                             -----------    -----------


        Diluted - Note F .................................     6,480,928      4,881,821
                                                             -----------    -----------
                                                             -----------    -----------









                 See notes to consolidated financial statements



                                    5 of 17

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Three Months
                                                                                          Ended June 30,
                                                                                        1999        1998
                                                                                   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) .........................................................   $(163,823)   $   3,222
     Adjustments to reconcile net income
        to net cash used in operating activities:
        Depreciation and amortization ..........................................       9,896        8,692

     Changes in assets and liabilities:
        Receivables ............................................................      38,672       19,913
        Inventory ..............................................................          --           --
        Precontract costs ......................................................     (91,861)          --
        Prepaid expenses .......................................................     (13,533)    (214,503)
        Other assets                                                                  (1,887)          --
        Accounts payable .......................................................      79,705      (67,713)
        Accrued compensation ...................................................       1,360       27,668
        Advance from customers .................................................        --        448,500
          Other accrued liabilities ............................................         749      (50,234)
                                                                                   ----------  -----------

           NET CASH PROVIDED(USED)
               IN OPERATING ACTIVITIES .........................................    (140,722)     175,545

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions .........................................................          --         (614)
                                                                                   ----------  -----------
           NET CASH USED IN INVESTING ACTIVITIES ...............................          --         (614)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants ....................................       5,109       16,000
     Net proceeds - export financing ...........................................      99,701      243,769
     Payment of long term debt .................................................     (23,049)     (68,621)
     Decrease in other long term debt ..........................................     (34,500)          --
     Proceeds from sale of common stock ........................................       5,000       30,000
                                                                                   ----------  -----------

           NET CASH PROVIDED IN
               FINANCING ACTIVITIES ............................................      52,261      221,148

           NET INCREASE (DECREASE) IN CASH
               AND CASH EQUIVALENTS ............................................     (88,461)     396,079

           CASH AND CASH EQUIVALENTS  AT
               THE BEGINNING OF THE PERIOD .....................................     449,801      377,411
                                                                                   ----------  -----------

           CASH AND CASH EQUIVALENTS AT
                 THE END OF THE PERIOD .........................................   $ 361,340    $ 773,490
                                                                                   ----------  -----------
                                                                                   ----------  -----------
               CASH PAID DURING THE PERIOD

                    Interest ...................................................   $  10,037    $  88,641
                    Income taxes ...............................................   $      --    $      --


                                    6 of 17

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY: Perceptronics, Inc., the "Company" designs, develops, manufactures and markets computer-based simulation systems and software for military and commercial training and decision support.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics, Inc., (the "Company") and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At June 30,1999, current liabilities exceed current assets by $103,000. The Company continues to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $229,000 at June 30, 1999 are past due and certain vendors continue to require cash in advance or on delivery terms for goods and services. The Company's cash flow during the three month period ended June 30, 1999 was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. The ability of the Company to operate profitably and generate sufficient positive cash flows is dependent on the award of new contracts and raising additional investment capital to fund development of commercial software products. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

PRECONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as precontract costs. No revenues or profits have been recognized on these costs. At June 30, 1999 and March 31, 1999 deferred precontract costs were $268,178 and $176,317 respectively.

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

NOTE C - RECEIVABLES

Billed receivables at March 31, 1999 and June 30, 1999 are $133,881 and $122,902 respectively. These balances represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at the end of the respective periods. The Company expects to collect all amounts within one year.


                                    8 of 17

Unbilled receivables at March 31, 1999 and June 30, 1999 are $151,580 and $123,970 respectively. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contracts.

The amount of contract retention included in unbilled receivables was $70,000 at March 31, 1999 and at June 30, 1999.

NOTE D -  INVENTORY

A summary of the components of inventory follows:


                                                                          June 30,   March 31,
                                                                            1999       1999
                                                                         --------   --------

         Raw materials and component parts ...........................   $172,222   $172,222
                                                                         --------   --------
                                                                         $172,222   $172,222
                                                                         --------   --------
                                                                         --------   --------



NOTE E - LONG TERM DEBT

Long-term debt included the following at June 30 and March 31, 1999:

                                                               June 30,  March 31,
                                                                1999       1999
                                                                ----       ----

Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004         $ 45,360   $ 46,908

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,329 including interest at
prime rate plus 2.75 percentage points, due November 2002      142,281    151,259


Note Payable - Consultant issued to resolve open accounts
payable balance.  Payable in monthly installments of $4,521
including interest at 8% per annum, due April 2000              43,593     56,116
                                                              --------   --------
                                                               231,234    254,283
Current portion of long-term notes payable                      89,734     96,629
                                                              --------   --------

                                                              $141,500   $157,654
                                                              --------   --------
                                                              --------   --------





                                    9 of 17

Maturities of long-term debt are as follows:

                  June 30,

                    2000             $         89,734
                    2001                       51,007
                    2002                       56,425
                    2003                       21,562
                    2004                        9,067
                    Thereafter                  3,439
                                      -----------------
                                      $       231,234
                                      -----------------
                                      -----------------


NOTE  F -  NET INCOME PER SHARE


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three month periods ended June 30, 1999 and 1998 are as follows:


                                                      Quarter ended
                                                        June 30,
                                                       1999        1998
                                                  ---------   ---------

Weighted average common shares
     outstanding ..............................   5,642,536   4,586,764

Diluted stock options and warrants
     based on treasury stock method ...........     838,392     295,058
                                                  ---------   ---------

Diluted shares ................................   6,480,928   4,881,821
                                                  ---------   ---------
                                                  ---------   ---------

                                    10 OF 17

Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

Perceptronics , Inc., (the "Company") designs, develops and manufactures computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software systems are used to enhance command and control operations, for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's simulator business is in the foreign defense industry where the Company has built an international reputation. The Company is currently developing new commercial products in the area of Internet Collaborative 3D. The product, called IC3DTM Framework, is directed toward the rapidly growing market for multi-person, online, collaborative interactions in 3D virtual environments accessed over the internet. The major market applications for IC3DTM Framework are entertainment, education, e-commerce and business communication.

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

RESULTS OF OPERATIONS

NET SALES. Net sales for the three-month period ended June 30, 1999, decreased by $451,000 or 54% compared to the comparable three-month period in the prior fiscal year. Sales of training simulator systems decreased $614,000 or 99% as a result of the completion of a contract with the Government of Egypt for TOW PGTS simulator systems during the previous quarter ended March 31,1999. This contract had a total contract value of $3.0 million of which $604,000 was recognized in the three-month period ended June 30, 1998. Training simulator system sales during the three-month period ended June 30, 1999 amounted to only $5,000 consisting of small orders for parts and maintenance. Refer to the backlog discussion below for the importance of Egypt to future training simulator system sales. Simulation network technology sales, which represented 99% of net sales, increased $170,000 or 84%. This increase is the result of the U.S. Government SBIR Phase II contract and the State of California contract that are providing the funding for the development and commercialization of the IC3DTM Framework network software products for on-line, multi-user applications involving complex 3D environments. Refer to the backlog discussion below for the backlog status of these contracts at June 30, 1999.

COST OF SALES. Cost of sales for the three-month period ended June 30, 1999 decreased 36% as a result of the 54% decrease in sales discussed above. The decrease in cost of sales is not proportional to the decrease in net sales because of certain fixed and semi-fixed expenses. Cost of sales as a percentage of sales during the three-month period ended June 30, 1999 was 83% compared to 60% during the three-month period ended June 30, 1998. The higher level of simulation network technology sales, which carry lower margins than training simulator systems sales, and the fixed and semi-fixed expenses contributed to the higher percentage of cost of sales to net sales during the three-month period ended June 30, 1999.


                                    11 OF 17

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $38,000 or 15% in the three-month period ended June 30, 1999 compared to the comparable three-month period in the prior fiscal year. The decrease was the result of reduced foreign marketing expenses partially offset by higher indirect payroll expenses which could not be directly absorbed by contracts due to the lower sales level during the three-month period ended June 30, 1999. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified. Effective the beginning of July actions were implemented to reduce payroll expenses.

INTEREST EXPENSE. Interest expense decreased 74% or $57,000 in the three-month period ended June 30, 1999 compared to the comparable three-month period in the prior fiscal year. Interest expense decreased significantly because of the completion of the Egypt contract and the resulting repayment of the export credit facility during the previous quarter ended March 31, 1999.

 BACKLOG. The Company's firm contract backlog was $350,000 at June 30, 1999, compared to $3.5 million at June 30, 1998. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. At June 30, 1999 all backlog was funded. The backlog at June 30, 1998 included $2.1 million applicable to the contract with the Government of Egypt for TOW PGTS training systems. The contract with Egypt was completed during the previous quarter ended March 31, 1999 and there is no backlog on this contract remaining at June 30, 1999. The entire June 30, 1999 backlog consists of simulation network technology contracts. The contracts included in the backlog for the development and commercialization of the IC3DTM Framework network software products for on-line, multi-user applications involving complex 3D environments, $90,000, will be completed by the end of the second quarter of fiscal 2000. Beyond that point, the Company will require independent investment capital to fund the IC3DTM Framework products. The Company currently has a proposal outstanding with Egypt for a large training system contract with negotiations scheduled to start during the second quarter of fiscal 2000. The award of this contract, while promising is not a certainty. In the event that the Company is not successful in receiving the award, the Company would have to significantly restructure its operations.


LIQUIDITY AND CAPITAL RESOURCES.

The Company's unrestricted cash balances were $361,000 at June 30, 1999, resulting primarily from the collection of the final receivable amount applicable to the TOW PGTS contract with the Government of Egypt. The Company's principal source of liquidity continues to be the Company's export credit facility used to fund active foreign contracts, vendor credit and cash flow generated from operations. The Company had negative working capital of $103,000 at June 30, 1999, compared to positive working capital of $93,000 at March 31, 1999. In the past the Company has experienced severe liquidity problems and continues to have difficulty in meeting all of its obligations as they come due. With respect to foreign contracts for TOW PGTS simulator systems, an export credit facility, which has been guaranteed by the U.S. Small Business Administration (SBA) and the California Export Finance Office (CEFO), has been available to provide the cash flow required to perform on foreign contracts. During the three-month period ended June 30, 1999, there were no active contracts for TOW PGTS simulator systems and there was no backlog for these contracts at June 30, 1999. In the event of a TOW PGTS simulator system contract award, the Company is confident that an export credit facility will be available to provide working capital to perform on the contract. At June 30, 1999, vendor accounts totaling $229,000 are past due and are being liquidated as positive cash flow permits. The Company had been making good progress in reducing this balance, however the current reduced level of backlog and net sales will restrict the Company's ability to adequately reduce the past due balances further. The lack of sufficient working capital continues to restrict the


                                    12 OF 17

Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

The Company's short-term strategy is to increase its domestic and foreign defense contract revenue base in order to generate sufficient cash flow from operations and to reduce current liabilities. A major part of the Company's long-term strategy will be to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to reduce the Company's dependence on defense contracts. The SBIR Phase II software contract and the California Technology Investment Partnership contract provided funding that has enabled the Company to use it's defense related technology to develop commercial software products associated with IC3DTM Framework. At June 30, 1999, the backlog available under the SBIR software contract is $90,000 and there is no backlog remaining under California Technology Investment Partnership contract. The Company is currently seeking private investment funding to support the continued development of it's commercial IC3DTM Framework products. The Company's ability to pursue its long-term strategy will depend on generating sufficient cash flow from independent equity investments and from operations to finance the new product development and market introduction. There can be no assurance that this strategy will be successful. The Company is exploring alternative sources for financing as well as potential business combinations in order to meet the short and long-term objectives.

The Company currently has a $200,000 note payable with a bank that is guaranteed by the SBA. At June 30,1999, the principal balance outstanding was $142,000. The note bears interest at prime rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At June 30,1999, the outstanding balance on this note payable was $44,000.

The Company's operating activities used cash of $141,000 during the three-month period ended June 30, 1999 resulting from the loss incurred during the period due to the reduced sales level.

The Company's investing activities did not use cash during the three-month period ended June 30, 1999 because there were no capital expenditures.

The Company's financing activities provided cash of $52,000 during the three-month period ended June 30, 1999. Proceeds from a short-term note of $100,000 plus proceeds from the exercise of stock options and the purchase of common stock of $10,000 was offset by the repayment of long-term debt and the reduction of other long-term liabilities of $58,000.


YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer system to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is an older generation and will be effected by the year 2000 problem. The Company has purchased a current generation system and is in the process of replacing the existing computer system. The implementation of the new system is in process and will be completed in several months. However, there can be no assurance that software


                                    13 OF 17
incompatibility with the year 2000 issue on the part of the Company's customers and suppliers will not cause an interruption of operations or that the Company will not have to incur substantial cost to avoid such occurrences.


FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 1999.








                                    14 OF 17

PART II.       OTHER INFORMATION


Item 2. Changes in securities

         During the three month period ended June 30, 1999, the Company issued 11,112 shares of common stock for a purchase price of $5,000 in conjunction with a stock purchase subscription agreement dated in June 1998. The subscription agreement also provided for the issuance of a warrant to the investor for the purchase of up to 11,112 shares of common stock at an exercise price of $.75. The common shares and warrants are not registered under the Securities Act in reliance on section 4 (2) thereof.


Item 6. Exhibits and reports on Form 8-K

      (a)   The following exhibits are filed herewith:

               23.1  Consent of Independent Accountants

               27     Financial Data Schedules.

      (b) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.
























                                    15 OF 17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PERCEPTRONICS, INC.
                                             --------------------------
                                             Registrant


Date: AUGUST 16, 1999                        /s/ Robert  E. Anderson
      ---------------------                  --------------------------
                                             Robert E. Anderson
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial & Accounting
                                             Officer)




                                    16 of 17

                                INDEX TO EXHIBITS






23.1           Consent of Independent Accountants

27             Financial Data Schedules - on Edgar filing only.








                                    17 of 17