Form 10QSB
period 1999-09-30
PERCEPTRONICS INC
filed 1999-11-15
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1999
                                       ------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to _________________

                         Commission file number 0-12382
                                                -------

                               Perceptronics, Inc.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                          95-2577731
-------------------------------------------------------------- ---------------
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                           Identification No.)

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
Yes ___X___     No  __ ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock:  $.001 par value, outstanding at November 1, 1999:  5,663,242

     Transitional Small Business Disclosure Format (Check one):
         Yes ______     No  __X__

                                               INDEX

                                 PERCEPTRONICS, INC. AND SUBSIDIARY




PART I.        FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

    (a) Consolidated balance sheets, Perceptronics, Inc. and subsidiary, September 30, 1999 and March 31, 1999.

    (b) Consolidated statements of operations, Perceptronics, Inc. and subsidiary, three and six months ended September 30, 1999 and 1998.

    (c) Consolidated statements of cash flows, Perceptronics, Inc. and subsidiary, six months ended September 30, 1999 and 1998.

    (d)       Notes to consolidated financial statements.


Item 2. Management's discussion and analysis of financial condition and results of operations.



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in securities.

Item 4.       Submission of matters to a vote of security holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K.

Part I.        FINANCIAL INFORMATION

Item 1.       Financial Statements




                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                     Sept. 30, 1999     March 31, 1999
------                                                     --------------     --------------

CURRENT ASSETS
     Cash and short-term investments .....................   $   54,726          $  150,801
     Restricted cash - Note B ............................            -             299,000
     Receivables
        Billed - Note C ..................................       73,957             133,881
        Unbilled - Note C ................................       81,404             151,580
        Other receivables ................................       11,999              17,854
     Inventory  - Note D .................................      172,222             172,222
     Pre-contract Costs ..................................      268,178             176,317
     Prepaid expenses ....................................       15,926              29,337
                                                             ----------          ----------
        TOTAL CURRENT ASSETS .............................      678,412           1,130,992


EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost ..............      822,036             817,963
     Less accumulated depreciation and amortization ......      767,422             747,631
                                                             ----------          ----------
                                                                 54,614              70,332

DEFERRED TAXES ...........................................      932,566             932,566
OTHER ASSETS .............................................       82,930              82,930
                                                             ----------          ----------
        TOTAL ASSETS .....................................   $1,748,522          $2,216,820
                                                             ==========          ==========


                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (continued)


                                                                           Sept. 30, 1999     March 31, 1999
                                                                           --------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt - Note E .........................   $     86,672        $     96,629
     Short term debt ....................................................         54,000              54,000
     Accounts payable ...................................................        623,370             528,442
     Accrued compensation ...............................................        149,896             148,032
     Other accrued liabilities ..........................................        166,258             210,447
                                                                            ------------        ------------
        TOTAL CURRENT LIABILITIES .......................................      1,080,196           1,037,550

LONG TERM DEBT
     Long term debt, net of current portion - (Note E) ..................        128,582             157,654
     Other long term liabilities ........................................         92,000             172,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock - par value $.001; authorized 15,000,000 shares;
     5,655,142 and 5,629,930 shares issued and outstanding ..............          5,655               5,630
     Additional paid-in capital .........................................     12,683,727          12,673,643
     Accumulated deficit ................................................    (12,241,638)        (11,830,157)
                                                                            ------------        ------------
        TOTAL SHAREHOLDERS'  EQUITY .....................................        447,744             849,116
                                                                            ------------        ------------

        TOTAL LIABILITIES & SHAREHOLDERS'
             EQUITY .....................................................   $  1,748,522        $  2,216,820
                                                                            ============        ============



                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three Months                       Six Months
                                                                       Ended September 30,               Ended September 30,
                                                                      1999            1998              1999             1998
                                                                -----------------------------      -----------------------------

Net sales ....................................................  $    303,419      $ 1,475,150      $    685,829      $ 2,308,102
Cost of sales ................................................       310,281          990,273           628,853        1,491,296
                                                                ------------      -----------      ------------      -----------

Gross profit .................................................        (6,862)         484,877            56,976          816,806

Cost and expenses:
Selling, general and administrative...........................       233,648          305,130           440,958          550,009
Research and development .....................................            -             7,985                 -           14,441
                                                                ------------      -----------      ------------      -----------
Operating income (loss) ......................................      (240,510)         171,762          (383,982)         252,356

Interest expense .............................................         6,348           92,747            26,699          170,119
                                                                ------------      -----------      ------------      -----------

Income (loss) before taxes ...................................      (246,858)          79,015          (410,681)          82,237
Income tax provision .........................................           800              800               800              800
                                                                ------------      -----------      ------------      -----------

Net income (loss) ............................................  $   (247,658)     $    78,215      $   (411,481)     $    81,437
                                                                ============      ===========      ============      ===========

Earnings per share:
     Basic:
        Net income (loss) ....................................  $      (0.04)     $      0.02      $      (0.07)      $     0.02
                                                                ============      ===========      ============      ===========
     Diluted:
        Net income (loss) ....................................  $      (0.04)     $      0.02      $      (0.06)      $     0.02
                                                                ============      ===========      ============      ===========

     Weighted average common and common equivalent shares:

        Basic - Note F .......................................     5,655,142        4,996,625         5,642,536        4,938,292
                                                                ============      ===========      ============      ===========

        Diluted - Note F .....................................     6,123,260        5,101,226        6,365,458         5,177,531
                                                                ============      ===========      ============      ===========



                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months
                                                                        Ended September 30,
                                                                     1999                1998
                                                                 -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ......................................    $  (411,481)           $ 81,437
     Adjustments to reconcile net income to net cash
         used in operating activities:
        Depreciation and amortization .......................         19,791              17,383

     Changes in assets and liabilities:
        Receivables .........................................        135,955            (664,939)
        Inventory ...........................................              -              17,141
        Prepaid expenses ....................................         13,411             (34,165)
        Pre-contract costs ..................................        (91,861)                  -
        Other assets ........................................              -                   -
        Accounts payable ....................................         94,928              44,173
        Accrued compensation ................................          1,864               7,311
        Advance from customers ..............................              -             404,510
        Other accrued liabilities ...........................        (44,189)            (34,478)
                                                                 -----------         -----------
            NET CASH USED IN
               OPERATING ACTIVITIES .........................       (281,582)           (113,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions ......................................         (4,073)               (614)
                                                                 -----------         -----------
           NET CASH USED IN INVESTING ACTIVITIES ............         (4,073)               (614)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants .................          5,109              16,000
     Net proceeds (repayment)- export financing .............              -             434,689
     Payment of long term debt ..............................        (39,029)           (239,050)
     Increase (decrease) in other long-term debt ............        (80,500)             48,402
     Proceeds from sale of common stock .....................          5,000             290,440
                                                                 -----------         -----------

           NET CASH PROVIDED (USED) IN
               FINANCING ACTIVITIES .........................       (109,420)            502,079

           NET INCREASE (DECREASE) IN CASH
               AND CASH EQUIVALENTS .........................       (395,075)            388,240

           CASH AND CASH EQUIVALENTS  AT
               THE BEGINNING OF THE PERIOD ..................        449,801             377,411
                                                                 ===========         ===========

           CASH AND CASH EQUIVALENTS AT
                 THE END OF THE PERIOD ......................      $  54,726           $ 765,651
                                                                 ===========         ===========

           CASH PAID DURING THE PERIOD
                 Interest ...................................      $  15,262           $ 147,554
                 Income taxes ...............................      $     800           $     800


                       PERCEPTRONICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and six month period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF THE COMPANY: Perceptronics, Inc., the "Company" designs, develops, manufactures and markets computer-based simulation systems and software for military and commercial training and decision support.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics, Inc., (the "Company") and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses during the six-month period ended September 30, 1999 and requires substantial amounts of working capital to support its operations. At September 30, 1999, current liabilities exceed current assets by $402,000. The Company continues to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $280,000 at September 30, 1999 are past due and certain vendors continue to require cash in advance or on delivery terms for goods and services. The Company's cash flow during the six-month period ended September 30, 1999 was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products. The Company announced that it seeks to divest its PGTS training simulator manufacturing operation. Negotiations relating to its PGTS contract with Egypt continue to be delayed. The Company has taken steps to significantly reduce the staff at the manufacturing operation to reduce costs. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

PRE-CONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as pre-contract costs. No revenues or profits have been recognized on these costs. At September 30, 1999 and March 31, 1999 deferred pre-contract costs were $268,178 and $176,317 respectively.

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

INCOME TAXES: Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes. Deferred income taxes are the result of the recognition of tax benefits that management expects to realize from the utilization of net operating loss carry-forwards. The amounts recorded are net of a valuation allowance and represent management's estimate of the amount that is more likely than not to be realized.

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




NOTE C - RECEIVABLES


Billed receivables at March 31, 1999 and September 30, 1999 are $133,881 and $73,957 respectively. These balances represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at the end of the respective periods. The Company expects to collect all amounts within one year.

Unbilled receivables at March 31, 1999 and September 30, 1999 are $151,580 and $81,404 respectively. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contracts.

The amount of contract retention included in unbilled receivables was $70,000 at March 31, 1999 and at September 30, 1999.



NOTE D - INVENTORY


A summary of the components of inventory follows:

                                                                Sept. 30,           March 31,
                                                                   1999                1999
                                                               ----------          ----------

         Raw materials and component parts                       $172,222            $172,222
                                                               ----------          ----------
                                                                 $172,222            $172,222
                                                               ==========          ==========



NOTE E - LONG TERM DEBT


Long-term debt included the following at September 30 and March 31, 1999:

                                                                                          Sept. 30,         March 31,
                                                                                            1999              1999
                                                                                        -----------        ----------

Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.                                    $ 43,014          $ 46,908

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,364 including interest at
prime rate plus 2.75 percentage points, due November 2002.                                 132,877           151,259

Note Payable - Consultant issued to resolve open accounts
payable balance.  Payable in monthly installments of $4,521
including interest at 8% per annum, due April 2000.                                         39,363            56,116
                                                                                        ----------         ---------
                                                                                           215,254           254,283
Current portion of long-term notes payable                                                  86,672            96,629
                                                                                        ----------         ---------
                                                                                          $128,582          $157,654
                                                                                        ==========         =========


Maturities of long-term debt are as follows:


                  September 30,

                    2000             $         86,672
                    2001                       52,307
                    2002                       57,645
                    2003                        8,799
                    2004                        9,158
                    Thereafter                    673
                                           ----------
                                     $        215,254
                                     ================




NOTE  F -  NET INCOME PER SHARE


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The statement became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three-month and six month periods ended September 30, 1999 and 1998 are as follows:


                                                  Quarter ended                        Six months
                                                   September 30,                      September 30,
                                               1999             1998              1999             1998
                                               ----             ----              ----             ----
Weighted average common shares
     outstanding ........................    5,655,142       4,996,625         5,642,536        4,938,292

Diluted stock options and warrants
     based on treasury stock method .....      468,118         104,601           722,922          239,239
                                             ---------       ---------         ---------        ---------

Diluted shares ..........................    6,123,260       5,101,226         6,635,458        5,177,531
                                             =========       =========         =========        =========


Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

Perceptronics, Inc., (the "Company"), has historically engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software systems are used to enhance command and control operations, for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's simulator business has been in the foreign defense industry where the Company has built an international reputation. Refer to the Liquidity and Capital Resources section below for a discussion of the Company's plans to divest the training simulator system product line.

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

GOING CONCERN QUALIFICATION

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


RESULTS OF OPERATIONS

NET SALES. Net sales for the six-month period ended September 30, 1999 of $686,000 decreased by $1,622,000 or 70% compared to the comparable six-month period in the prior fiscal year. Sales of training simulator systems decreased $1,698,000 or 99% as a result of the completion of a contract with the Government of Egypt for TOW PGTS simulator systems during the previous fiscal year ended March 31,1999. This contract had a total contract value of $3.0 million of which $1,622,000 was recognized in the six-month period ended September 30, 1998. Training simulator system sales during the six-month period ended September 30, 1999 amounted to only $5,000 consisting of small orders for parts and maintenance. Simulation network technology sales, which represented 99% of net sales during the six-month period ended September 30, 1999, increased $152,000 or 29%. This increase is the result of the U.S. Government SBIR Phase II contract and the State of California contract that have been providing the funding for the development and commercialization of the IC3D-TM- Framework network software products for on-line, multi-user applications involving complex 3D environments.

Net sales for the three-months ended September 30, 1999 of $303,000, decreased by $1,172,000 or 79% compared to the comparable three-month period in the prior fiscal year. Sales of training simulator systems decreased $1,084,000 or 100% because there were no sales during the three-month period ended September 30, 1999. During the three-month period ended September 30,

1998, there were sales of $1,018,000 on the contract with the Government of Egypt and $65,000 related to the sale of a PGTS simulator system to a foreign customer. Simulation network technology sales, which represented 100% of net sales in the three-month period ended September 30, 1999, decreased $18,000 or 6%.

COST OF SALES. Cost of sales for the six-month period ended September 30, 1999 decreased 58% as a result of the 70% decrease in sales discussed above. The decrease in cost of sales is not proportional to the decrease in net sales because of certain fixed and semi-fixed expenses. Cost of sales as a percentage of sales during the six-month period ended September 30, 1999 was 92% compared to 65% during the six-month period ended September 30, 1998. The higher component (99%) of simulation network technology sales, which carry lower margins than training simulator systems sales, and the fixed and semi-fixed expenses contributed to the higher percentage of cost of sales to net sales during the six-month period ended September 30, 1999.

Cost of sales for the three-month period ended September 30, 1999 decreased 69% as a result of the 79% decrease in sales discussed above. Cost of sales as a percentage of sales during the three-month period ended September 30, 1999 was 102% compared to 67% during the three-month period ended September 30, 1998. The reason for the change is the same as for the six-month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $109,000 or 20% in the six-month period ended September 30, 1999 compared to the comparable six-month period in the prior fiscal year. The decrease was the result of reduced marketing expenses partially offset by higher indirect payroll expenses which could not be directly absorbed by contracts due to the lower sales level during the six-month period ended September 30, 1999. Selling, general and administrative expenses decreased $71,000 or 23% in the three-month period ended September 30, 1999 compared to the comparable three-month period in the prior fiscal year. The reason for the decrease is the same as for the six-month period.

The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified. During the three-month period ended September 30, 1999 the company moved its principal office into a smaller space which will result in a substantial reduction in rent expense going forward and the cancellation of the lease that previously existed. Substantial reductions have also been made in personnel to reduce payroll-related expenses.

INTEREST EXPENSE. Interest expense decreased 84% or $143,000 in the six-month period ended September 30, 1999 compared to the comparable six-month period in the prior fiscal year. Interest expense decreased significantly because of the completion of the Egypt contract and the resulting repayment of the export credit facility during the previous fiscal year ended March 31, 1999. In the three-month period ended September 30, 1999, interest expense decreased 93% or $86,000. There was no interest expense associated with the export credit facility during the six-month and three-month periods ended September 30, 1999.

 BACKLOG. The Company's firm contract backlog was $46,000 at September 30, 1999, compared to $2.3 million at September 30, 1998. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts. At September 30, 1999 all backlog was funded.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is experiencing severe liquidity problems due to a lack of revenues and cash reserves. The Company's unrestricted cash balances were $55,000 at September 30, 1999 and $5,000 at November 8, 1999. The Company had negative working capital of $402,000 at September 30, 1999, compared to positive working capital of $93,000 at March 31, 1999. The Company continues to have difficulty in meeting all of its obligations as they come due. At

September 30, 1999, vendor accounts totaling $280,000 are past due. The lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

Recently the Company announced that it is seeking to divest its PGTS training simulator development and manufacturing operation, and plans to concentrate its efforts on the development of technology and total solutions for collaborative interaction on the Internet and other networks, including its IC3D Framework and 3Dconnect software. The Company's management believes that while the PGTS training simulator systems product line has historically been a significant portion of the Company's business and has provided the majority of the Company's revenues, the product line offers less potential for future growth than the Internet related products. There is no assurance that the Company will be able to divest the PGTS product line or that any divestiture would improve the Company's viability.

During the six-month period ended September 30, 1999, the Company's SBIR Phase II software contract and the California Technology Investment Partnership contract have provided funding that has enabled the Company to use it's defense related technology in the development of commercial software products associated with IC3D-TM- Framework. At September 30, 1999, these contracts had been completed. The Company requires significant financing from external sources to be able to continue at its reduced level of operations. There is no assurance that the Company will be able to obtain such financing. The terms of any financing could be onerous to the Company and dilutive to shareholders. Even if the Company obtains financing, there is no assurance that the Company will be able to successfully develop or market any IC3D-based products. The Company continues to pursue U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The Company is also exploring alternative sources for financing such as strategic business alliances and potential business combinations.

The Company currently has a $200,000 note payable with a bank that is guaranteed by the SBA. At September 30,1999, the principal balance outstanding was $133,000. The note bears interest at prime rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At September 30, 1999, the outstanding balance on this note payable was $39,000. The Company is behind two monthly payments on this note as a result of the cash flow limitations previously discussed.

The Company's operating activities used cash of $282,000 during the six-month period ended September 30, 1999 resulting primarily from the operating loss incurred during the period due to reduced sales levels and offset by the collection of receivables.

The Company's investing activities used cash of $4,000 during the six-month period ended September 30, 1999 as a result of the purchase of computer equipment.

The Company's financing activities used cash of $109,000 during the six-month period ended September 30, 1999, to reduce long-term debt.

On October 15, 1999 the Company was informed that it has been sued by Balter Guth Aloni & Co., a law firm in Tel Aviv, Israel, for approximately $75,000 in connection with amounts and interest allegedly owed for legal work performed seven years ago. The Company's attorney in Israel has entered into settlement discussions with the plaintiff; such discussions are continuing at present.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer system to identify whether the system is year 2000 compliant. The computer equipment and software currently used by the Company is an older generation and will be effected by the year 2000 problem. The Company has purchased a current generation system and is in the process of replacing the existing computer system. The implementation of the new system is in process and will be completed during the third quarter. However, there can be no assurance that software incompatibility with the year 2000 issue on the part of the Company's customers and suppliers will not cause an interruption of operations or that the Company will not have to incur substantial cost to avoid such occurrences. Due to the Company's reduced level of operation the Company has not instituted formal contingency plans related to year 2000 issues.


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

GOING CONCERN ISSUE AND SEVERE LIQUIDITY PROBLEMS. The Company's unaudited financial statements for the six month period ended September 30, 1999 have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. See Note B of Notes to Consolidated Financial Statements contained elsewhere herein. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's revenue levels have significantly declined during the six month period ended September 30, 1999 and the backlog at September 30, 1999 is very low, and therefore may be insufficient to fund continuing operations without the addition of new contract awards or other forms of capital. The Company has also sustained operating losses during the six-month period and requires substantial amounts of working capital in its operations. As a result, the Company suffers from limited cash resources, which restrict its ability to bid for, obtain and perform contracts. Even if the Company overcomes its liquidity problems, there can be no assurance that in the future the Company will be able to increase revenues or operate profitably.

BUSINESS STRATEGY; IC3D-TM- FRAMEWORK SOFTWARE PRODUCT. The Company's current business strategy is to focus on the development of commercial products derived from the Company's defense-related technology and expertise in order to expand its customer base and reduce its dependence on defense contracts. As part of this strategy, the Company obtained a U.S. Government Department of Defense SBIR Phase II Fast Track contract for $750,000 to develop and commercialize networking software for commercial on-line, multi-player games involving complex 3D environments ("IC3D-TM- Framework software"). The SBIR Phase II contract was completed during the three-month period ended September 30, 1999. The Company will require additional external funds to be able to fully commercialize, market and exploit the IC3D-TM- Framework software. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts that the IC3D-TM- Framework software will be a commercially feasible product, or that the Company will be able to successfully market the IC3D-TM- Framework software.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The simulation and Internet software markets are characterized by rapid technological change and are highly competitive. The Company's success is dependent on its ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. The Company has limited manufacturing personnel, and marketing capabilities and financial resources and will be dependent upon establishing relationships with strategic and marketing partners to be able to fully exploit the IC3D-TM- Framework software and other commercial products. There can be no assurance that the IC3D-TM- Framework software or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence and intense competition from companies with greater resources than the Company.

DEPENDENCE ON ONE CUSTOMER AND ON FOREIGN SALES. The Company has historically derived a substantial portion of its revenues from the sale of PGTS Training Simulator systems primarily to a limited number of foreign customers. During the six-month period ended September 30, 1999 training simulator sales only comprised 1% of total sales compared to 74% in the comparable six-month period of the prior fiscal year. The Company announced that it plans to divest its training simulator product line. There is no assurance that the Company will be able to divest the training simulator product line or that any divestiture would improve the Company viability.

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

PROTECTION OF INTELLECTUAL PROPERTY. The Company relies on a combination of trademarks, trade secrets, and other intellectual property law, nondisclosure agreements and other protective measures to preserve its proprietary rights pertaining to its technology and products. Such protection, however, may not preclude competitors from developing products or technology similar or superior to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights to the extent it has the financial resources to do so, there can be no assurance that these efforts will be successful. Furthermore, there can be no assurance that the Company's products or technologies are not or will not be in violation of the patent rights of third parties.

PART II.       OTHER INFORMATION



Item 1.  Legal Proceedings

         On October 15, 1999 the Company was informed that it has been sued by Balter Guth Aloni & Co., a law firm in Tel Aviv, Israel, for approximately $75,000 in connection with amounts and interest allegedly owed for legal work performed seven years ago. The Company's attorney in Israel has entered into settlement discussions with the plaintiff; such discussions are continuing at present.

Item 2.  Change in Securities

         In April 1999 and July 1999, the Company issued warrants to purchase 50,000 shares and 200,000 shares of Common Stock, respectively, at an exercise price of $.85 per share. The warrants were issued to a marketing consultant pursuant to an agreement for marketing services. In May 1999, the Company issued a warrant for 5,000 shares of Common Stock at an exercise price of $.95 per share to a financial consultant for services rendered. Each of these issuance's was made pursuant to
         Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering and each purchaser represented that he was acquiring the securities for his own account and not with the view towards the distribution thereof. The certificates representing the securities have a restrictive legend endorsed thereon reflecting the restrictions on transferability arising out of the Securities Act.

Item 4.  Submission of matters to a vote of security holders

         The Annual Meeting of Shareholders of Perceptronics, Inc. was held on September 14, 1999. All of management's nominees for director as listed in the proxy statement were elected. The Vote count for and withheld are summarized below.

                                    Shares voted         Shares voted
                                       "For"              "Withheld"
                                    ------------         ------------

         Dr. Gershon Weltman          3,780,285             56,525
         Steven P. Corda              3,780,285             56,525
         Dr. Amos Freedy              3,780,285             56,525
         Dr. John Lyman               3,779,985             56,825
         Robert Parker                3,779,985             56,825
         Stanley Schneider            3,780,285             56,528



         The shareholders also voted to approve the 1999 Stock Option Plan and the 1999 Stock Option Plan for Non-Employee Directors. The vote count "yes" and "no" and "abstain" for the two plans are summarized below.


                                                         Yes                 No                Abstain
                                                      ---------            -------            --------

         The 1999 Stock Option Plan                   1,478,811            120,017             19,371

         The 1999 Stock Option Plan for Non-
         Employee Directors                           1,468,580            125,726             23,893


Item 5.  Other information

         Effective September 27, 1999 Steven P. Corda resigned his position as a Director of the Company. Effective October 15, 1999 Thomas J. Lubaczewski resigned his position as Senior Vice President Training Systems and Chief Operating Officer and he may be involved in the acquisition of the training system operation. Effective October 22, 1999 Robert E. Anderson resigned his position as Senior Vice President and Chief Financial Officer. Dr. Gershon Weltman has assumed the position of Secretary and Chief Financial Officer.

Item 6.  Exhibits and reports on Form 8-K

         (a)      The following exhibits are filed herewith:

                  10.1     1999 Stock Option Plan

                  10.2     1999 Stock Option Plan for Non-Employee Directors

                  27       Financial Data Schedules.

         (b) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Perceptronics, Inc.
                                   ----------------------------
                                   Registrant


Date: November 15, 1999            /S/ Gershon Weltman
     ---------------------         ----------------------------
                                   Dr. Gershon Weltman
                                   Chief Executive Officer

                                INDEX TO EXHIBITS






10.1     1999 Stock Option Plan

10.2     1999 Stock Option Plan for Non-Employee Directors

27       Financial Data Schedules - on Edgar filing only.