Form 10QSB
period 1999-12-31
PERCEPTRONICS INC
filed 2000-02-14
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the quarterly period ended DECEMBER 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from _____________________ to _________________

                         Commission file number 0-12382

                               PERCEPTRONICS, INC.
                       --------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        DELAWARE                                             95-2577731
-------------------------------------------------------           --------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)


                  21010 ERWIN STREET, WOODLAND HILLS, CA 91367
                  --------------------------------------------
                    (Address of principal executive offices)

                                  (818)884-7470
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ------     ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock:  $.001 par value, outstanding at January 15, 2000:
5,743,242

     Transitional Small Business Disclosure Format (Check one):
         Yes        No    X
             ------    -------

                                      INDEX

                       PERCEPTRONICS, INC. AND SUBSIDIARY

PART I.       FINANCIAL INFORMATION
-------       ---------------------
Item 1.       Financial Statements (unaudited)

     (a) Consolidated balance sheets, Perceptronics, Inc. and subsidiary, December 31, 1999 and March 31, 1999.

     (b) Consolidated statements of operations, Perceptronics, Inc. and subsidiary, three and nine months ended December 31, 1999 and 1998.

     (c) Consolidated statements of cash flows, Perceptronics, Inc. and subsidiary, nine months ended December 31, 1999 and 1998.

     (d)      Notes to consolidated financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations.

PART II.      OTHER INFORMATION
--------      -----------------
Item 1.       Legal Proceedings

Item 2.       Changes in securities.

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K.




PART I.       FINANCIAL INFORMATION
-------       ---------------------
Item 1.       Financial Statements




                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                 DEC. 31, 1999  MARCH 31, 1999
------                                                 -------------  --------------
CURRENT ASSETS
     Cash and short-term investments ..............     $  160,944     $  150,801
     Restricted cash - Note B .....................             --        299,000
     Receivables
        Billed - Note C ...........................         21,653        133,881
        Unbilled - Note C .........................         29,136        151,580
        Other receivables .........................             72         17,854
     Inventory  - Note D ..........................        172,222        172,222
     Pre-contract Costs ...........................        268,178        176,317
     Prepaid expenses .............................         19,771         29,337
                                                        ----------     ----------
        TOTAL CURRENT ASSETS ......................        671,976      1,130,992


EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost .......        822,036        817,963
     Less accumulated depreciation and amortization        777,318        747,631
                                                        ----------     ----------
                                                            44,718         70,332

DEFERRED TAXES ....................................        932,566        932,566
OTHER ASSETS ......................................         82,930         82,930
                                                        ----------     ----------
        TOTAL ASSETS ..............................     $1,732,190     $2,216,820
                                                        ==========     ==========

                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (continued)


                                                                      DEC. 31, 1999      MARCH 31, 1999
                                                                      -------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Current portion of long term debt - Note E .................     $     96,133      $     96,629
     Short term debt ............................................           54,000            54,000
     Accounts payable ............................................          685,121           528,442
     Accrued compensation ........................................          153,785           148,032
     Other accrued liabilities ...................................          119,331           210,447
                                                                       ------------      ------------
        TOTAL CURRENT LIABILITIES ................................        1,108,370         1,037,550

LONG TERM DEBT
     Long term debt, net of current portion - (Note E) ...........          115,908           157,654
     Other long term liabilities .................................           57,500           172,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock - par value $.001; authorized 15,000,000 shares;
     5,743,242 and 5,629,930 shares issued and outstanding ......            6,566             5,630
     Additional paid-in capital ..................................       12,954,274        12,673,643
     Accumulated deficit .........................................      (12,510,428)      (11,830,157)
                                                                       ------------      ------------
        TOTAL SHAREHOLDERS'  EQUITY ..............................          450,412           849,116
                                                                       ------------      ------------

        TOTAL LIABILITIES & SHAREHOLDERS'
             EQUITY ..............................................     $  1,732,190      $  2,216,820
                                                                       ============      ============

                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months                    Nine Months
                                                                 Ended December 31,              Ended December 31,
                                                               1999            1998             1999            1998
                                                          ----------------------------      ----------------------------

Net sales ...........................................     $    32,123      $ 1,259,782      $   717,952      $ 3,567,884
Cost of sales .......................................          82,677          847,374          711,530        2,338,670
                                                          -----------      -----------      -----------      -----------

Gross profit ........................................         (50,554)         412,408            6,422        1,229,214

Cost and expenses:
Selling, general and administrative .................         134,214          285,645          575,172          835,654
Research and development ............................          75,784              (61)          75,784           14,380
                                                          -----------      -----------      -----------      -----------
Operating income (loss) .............................        (260,552)         126,824         (644,534)         379,180

Interest expense ....................................           8,238           67,015           34,937          237,134
                                                          -----------      -----------      -----------      -----------

Income (loss) before taxes ..........................        (268,790)          59,809         (679,471)         142,046
Income tax provision ................................              --               --              800              800
                                                          -----------      -----------      -----------      -----------

Net income (loss) ...................................     $  (268,790)     $    59,809      $  (680,271)     $   141,246
                                                          ===========      ===========      ===========      ===========

Earnings per share:
     Basic:
        Net income (loss) ...........................     $     (0.04)     $      0.01      $     (0.11)     $      0.03
                                                          ===========      ===========      ===========      ===========
     Diluted:
        Net income (loss) ...........................     $     (0.04)     $      0.01      $     (0.10)     $      0.03
                                                          ===========      ===========      ===========      ===========

Weighted average common and common equivalent shares:

      Basic - Note F ................................       6,110,303        5,400,987        6,097,697        4,989,126
                                                          ===========      ===========      ===========      ===========

      Diluted - Note F ..............................       6,538,005        5,604,973        7,088,649        5,240,084
                                                          ===========      ===========      ===========      ===========



                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months
                                                              Ended December 31,
                                                            1999            1998
                                                         -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) .............................     $(680,271)     $ 141,246
     Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and amortization ..............        29,687         26,074

     Changes in assets and liabilities:
        Receivables ................................       252,454       (488,826)
        Inventory ..................................            --         17,141
        Prepaid expenses ...........................         9,566         59,672
        Pre-contract costs .........................       (91,861)            --
        Other assets ...............................            --             --
        Accounts payable ...........................       156,679         66,204
        Accrued compensation .......................         5,753         11,277
        Advance from customers .....................            --        285,863
        Other accrued liabilities ..................       (91,116)       (10,446)
                                                         ---------      ---------
               NET CASH PROVIDED (USED) IN
               OPERATING ACTIVITIES ................      (409,109)       108,205

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions .............................        (4,073)        (7,630)
                                                         ---------      ---------
           NET CASH USED IN INVESTING ACTIVITIES ...        (4,073)        (7,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants ........         6,567         18,680
     Net proceeds (repayment)- export financing ....            --        164,689
     Payment of long term debt .....................       (42,242)      (258,471)
     Increase (decrease) in other long-term debt ...      (115,000)       115,436
     Proceeds from sale of common stock ............       275,000        327,500
                                                         ---------      ---------

           NET CASH PROVIDED BY
               FINANCING ACTIVITIES ................       124,325        367,834

           NET INCREASE (DECREASE) IN CASH
               AND CASH EQUIVALENTS ................      (288,857)       468,409

           CASH AND CASH EQUIVALENTS  AT
               THE BEGINNING OF THE PERIOD .........       449,801        377,411
                                                         =========      =========

           CASH AND CASH EQUIVALENTS AT
                 THE END OF THE PERIOD .............     $ 160,944      $ 845,820
                                                         =========      =========

              CASH PAID DURING THE PERIOD
                   Interest ........................     $  18,288      $ 203,070
                   Income taxes ....................     $     800      $     800


                       PERCEPTRONICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses during the nine-month period ended December 31, 1999 and requires substantial amounts of working capital to support its operations. At December 31, 1999, current liabilities exceed current assets by $436,000. The Company continues to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $368,000 at December 31, 1999 are past due. The Company's cash flow during the nine-month period ended December 31, 1999 was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products. Since September 30, 1999, the Company has raised $330,000 of investment capital, which has been the primary source of funding for continuing operations.

The Company previously announced that it seeks to divest its PGTS training simulator manufacturing operations. Negotiations relating to its PGTS contract with Egypt continue to be delayed. The Company has taken steps to significantly reduce the staff at the manufacturing operation to reduce costs. On December 31, 1999, the Company entered into a Memorandum of Understanding and a Teaming Agreement with Eidetics Corporation, which could lead to the purchase of the PGTS training simulator product line by Eidetics once the Egypt contract is awarded. Contract negotiations with the Government of Egypt continue to be delayed.

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

PRE-CONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as pre-contract costs. No revenues or profits have been recognized on these costs. At December 31, 1999 and March 31, 1999 deferred pre-contract costs were $268,178 and $176,317 respectively.

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

NOTE C - RECEIVABLES

Billed receivables at March 31, 1999 and December 31, 1999 are $133,881 and $21,653 respectively. These balances represent amounts that have been invoiced on commercial and United States Government contracts that remain unpaid at the end of the respective periods. The Company expects to collect all amounts within one year.

Unbilled receivables at March 31, 1999 and December 31, 1999 are $151,580 and $29,136 respectively. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contracts.

The amount of contract retention included in unbilled receivables was $70,000 at March 31, 1999 and $29,136 at December 31, 1999.

NOTE D - INVENTORY

A summary of the components of inventory follows:

                                                     Dec. 31,       March 31,
                                                      1999            1999
                                                     -------        ---------
         Raw materials and component parts           $172,222        $172,222
                                                  -----------      ----------
                                                     $172,222        $172,222
                                                  ===========      ==========

NOTE E - LONG TERM DEBT

Long-term debt included the following at December 31 and March 31, 1999:


                                                                               Dec. 31,              March 31,
                                                                                 1999                   1999
                                                                               --------              ---------
Note Payable - Small Business Administration, secured by
Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.
At December 31, 1999 the Company is past due on three
monthly payments.                                                            $    43,014             $   46,908

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,364 including interest at
prime rate plus 2.75 percentage points, due November 2002.
At December 31, 1999 the Company is past due on two
monthly payments.                                                                129,664                151,259

Note Payable - Consultant issued to resolve open accounts
payable balance. Payable in monthly installments of $4,521
including interest at 8% per annum, due April 2000.
At December 31, 1999 the Company is past due on five
monthly payments.                                                                 39,363                 56,116
                                                                                  ------              ---------
                                                                                 212,041                254,283
Current portion of long-term notes payable                                        96,133                 96,629
                                                                                --------               --------
                                                                               $ 115,908              $ 157,654
                                                                               =========             ==========


The Company is currently in the process of trying to make adjustments to the repayment terms of the above loans with the lenders and paying past due payments when cash flow permits.

Maturities of long-term debt are as follows:


               December 31,
                    2000             $      96,133
                    2001                    53,643
                    2002                    45,802
                    2003                     8,887
                    2004                     7,576
                  Thereafter                   -
                                           -------
                                      $    212,041
                                      ------------
                                      ------------

NOTE  F -  NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. A reconciliation of shares used to compute earnings per share for the three-month and nine-month periods ended December 31, 1999 and 1998 are as follows:


                                                               Quarter ended                 Nine months ended
                                                                December 31,                    December 31,
                                                           1999             1998           1999             1998
                                                           ----             ----           ----            -----
Weighted average common shares
     outstanding ................................       6,110,303           5,400,987     6,097,697         4,989,126

Diluted stock options and warrants
     based on treasury stock method .............         427,702             203,986       990,952           250,958
                                                        ---------           ---------     ---------         ---------
Diluted shares ..................................       6,538,005           5,604,973     7,088,649         5,240,084
                                                        ---------           ---------     ---------         ---------
                                                        ---------           ---------     ---------         ---------

Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

Perceptronics, Inc., (the "Company"), has historically engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software systems are used to enhance command and control operations, for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's simulator business has been in the foreign defense industry where the Company has built an international reputation. Refer to the Liquidity and Capital Resources section below for a discussion of the Company's plans to divest the training simulator system product line. The Company is currently developing new commercial products in the area of Internet Collaborative 3D. The product, called IC3D-TM- Framework, is directed toward the rapidly growing market for multi-person, online, collaborative interactions in 3D virtual environments accessed over the Internet. The major market applications for IC3D-TM- Framework are entertainment, education, and e-commerce and business communication.

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

RESULTS OF OPERATIONS

NET SALES. Net sales for the nine-month period ended December 31, 1999 of $718,000 decreased by $2,850,000 or 80% compared to the comparable nine-month period in the prior fiscal year. Sales of training simulator systems decreased $2,499,000 or 99% as a result of the completion of a contract with the Government of Egypt for TOW PGTS simulator systems during the previous fiscal year ended March 31,1999. This contract had a total contract value of $3.0 million of which $2,423,000 was recognized in the nine-month period ended December 31, 1998. Training simulator system sales during the nine-month period ended December 31, 1999 amounted to only $5,000 consisting of small orders for parts and maintenance. Simulation network technology sales, which represented 99% of net sales during the nine-month period ended December 31, 1999, decreased $242,000 or 25%. Simulation network technology sales during the nine-month period resulted from the U.S. Government SBIR Phase II contract and the State of California contract that have been providing the funding for the development and commercialization of the

IC3D-TM- Framework network software products for on-line, multi-user applications involving complex 3D environments. The SBIR Phase II and the State of California contract were completed by September 30, 1999. The Company was also working on a U.S. Government contract for HLA software development. This contract was completed in October 1999. The completion of these contracts accounted for the decline in sales. Refer to the backlog discussion below for the backlog status at December 31, 1999.

Net sales for the three-month period ended December 31, 1999 of $32,000, decreased by $1,228,000 or 97% compared to the comparable three-month period in the prior fiscal year. Sales of training simulator systems decreased $802,000 or 100% because there were no sales during the three-month period ended December 31, 1999. During the three-month period ended December 31, 1998, the sales of $802,000 were on the contract with the Government of Egypt. Simulation network technology sales, which represented 100% of net sales in the three-month period ended December 31, 1999, were $32,000 and represented the completion in October 1999 of the U.S. Government contract for HLA software development.

COST OF SALES. Cost of sales for the nine-month period ended December 31, 1999 decreased 70% as a result of the 80% decrease in sales discussed above. The decrease in cost of sales is not proportional to the decrease in net sales because of certain fixed and semi-fixed expenses. Cost of sales as a percentage of sales during the nine-month period ended December 31, 1999 was 99% compared to 66% during the nine-month period ended December 31, 1998. The higher component (99%) of simulation network technology sales, which carry lower margins than training simulator systems sales, and the fixed and semi-fixed expenses contributed to the higher percentage of cost of sales to net sales during the nine-month period ended December 31, 1999.

Cost of sales for the three-month period ended December 31, 1999 decreased 90% as a result of the 97% decrease in sales discussed above. Cost of sales as a percentage of sales during the three-month period ended December 31, 1999 was 257% compared to 67% during the three-month period ended December 31, 1998. The reason for the change is the same as for the nine-month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $260,000 or 31% in the nine-month period ended December 31, 1999 compared to the comparable nine-month period in the prior fiscal year. The decrease was the result of reduced marketing expenses and facilities costs partially offset by higher indirect payroll expenses which could not be directly absorbed by contracts due to the lower sales level during the nine-month period ended December 31, 1999. Selling, general and administrative expenses decreased $151,000 or 53% in the three-month period ended December 31, 1999 compared to the comparable three-month period in the prior fiscal year. The reason for the decrease is the same as for the nine-month period.

The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified. During September 1999, the company moved its principal office into a smaller space, which resulted in a substantial reduction in rent expense for the three-month period ended December 31, 1999. Substantial reductions have also been made in personnel to reduce payroll-related expenses.

INTEREST EXPENSE. Interest expense decreased 85% or $202,000 in the nine-month period ended December 31, 1999 compared to the comparable nine-month period in the prior fiscal year. Interest expense decreased significantly because of the completion of the Egypt contract and the resulting repayment of the export credit facility during the previous fiscal year ended March 31,

1999. In the three-month period ended December 31, 1999, interest expense decreased 88% or $59,000. There was no interest expense associated with the export credit facility during the nine-month and three-month periods ended December 31, 1999.

 BACKLOG. The Company did not have any firm contract backlog at December 31, 1999. At December 31, 1998 firm contract backlog was $999,000. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company and includes both funded and unfunded amounts.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is experiencing severe liquidity problems due to a lack of revenues and cash reserves. At December 31, 1999, the Company's unrestricted cash balances were $161,000 resulting primarily from equity investments made in December. The Company had negative working capital of $436,000 at December 31, 1999, compared to positive working capital of $93,000 at March 31, 1999. The Company continues to have difficulty in meeting all of its obligations as they come due. At December 31, 1999, vendor accounts totaling $368,000 are past due. The lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

During the third quarter, the Company announced that it is seeking to divest its PGTS training simulator development and manufacturing operation. The Company plans to concentrate its efforts on the development of technology and total solutions for collaborative interaction on the Internet and other networks, including its IC3D Framework and 3Dconnect software. The Company's management believes that while the PGTS training simulator systems product line has historically been a significant portion of the Company's business and has provided the majority of the Company's revenues, the product line offers less potential for future growth than the Internet related products. On December 31, 1999, the Company entered into a Memorandum of Understanding and a Teaming Agreement with Eidetics Corporation, which could lead to the purchase of the PGTS training simulator product line by Eidetics once a new contract is awarded to the Company by the Government of Egypt. There is no assurance that the Company will be able to divest the PGTS product line or that any divestiture would improve the Company's viability.

During the six-month period ended September 30, 1999, the Company's SBIR Phase II software contract and the California Technology Investment Partnership contract have provided funding that has enabled the Company to use it's defense related technology in the development of commercial software products associated with IC3D-TM- Framework. At September 30, 1999, these contracts had been completed. The Company now requires significant financing from external sources to be able to fund the development of the commercial software products at its present reduced level of operations. During the period of October 1999 through January 2000, the Company received $330,000 from individual investors pursuant to stock purchase subscription agreements for the purchase of 1,027,618 shares of common stock. The subscription agreements also provide for the issuance of warrants to these investors for 963,333 shares of common stock at exercise prices ranging from $.25 to $.56. There is no assurance that the Company will be able to continue to raise such financing required to fund operations in the future and whether the commercial software products will start to generate revenue and profits. Also, the terms of any financing could be onerous to the Company and dilutive to its shareholders. In response to its need to conserve cash resources, the Company has reduced its work force to seven employees and reduced some employee work schedules. The Company continues to pursue
U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The Company is also exploring alternative sources for financing such as strategic business alliances and potential business combinations in order to meet the short and long-term objectives.

The Company currently has a $200,000 note payable with a bank that is guaranteed by the Small Business Administration (SBA). At December 31,1999, the principal balance outstanding was $130,000. The note bears interest at prime rate plus
2.75 percentage points with principal and interest payable monthly amortizing over five years. At December 31, 1999, the Company is past due on two of the scheduled monthly payments. The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At December 31, 1999, the outstanding balance on this note payable was $39,000. The Company is past due on five scheduled monthly payments on this note as a result of the cash flow limitations previously discussed. The Company also has a loan with the SBA with a balance of $43,000 at an interest rate of 4%. The Company is past due three monthly payments on this loan.

The Company's operating activities used cash of $409,000 during the nine-month period ended December 31, 1999 resulting primarily from the operating loss incurred during the period due to reduced sales levels and offset by the collection of receivables.

The Company's investing activities used cash of $4,000 during the nine-month period ended December 31, 1999 as a result of the purchase of computer equipment.

The Company's financing activities provided cash of $124,000 during the nine-month period ended December 31, 1999 as a result of the sale of common stock offset by reductions in long term debt.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer system to identify whether the system is year 2000 compliant. The computer equipment and software that was previously used by the Company was an older generation and would be affected by the year 2000 problem. The Company purchased a current generation system to replace the existing computer system. The implementation of the new system was completed prior to December 31, 1999. There can be no assurance that software incompatibility with the year 2000 issue on the part of the Company's customers and suppliers will not cause an interruption of operations or that the Company will not have to incur substantial cost to avoid such occurrences. To date the Company has not experienced any problems or incurred any costs associated with year 2000 compliance issues.

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

GOING CONCERN ISSUE AND SEVERE LIQUIDITY PROBLEMS. The Company's unaudited financial statements for the nine month period ended December 31, 1999 have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. See Note B of Notes to Consolidated Financial Statements contained elsewhere herein. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's revenue levels have significantly declined during the nine-month period ended December 31, 1999 and there is no backlog at December 31, 1999. The Company has also sustained operating losses during the nine-month period and requires substantial amounts of working capital in its operations. As a result, the Company suffers from limited cash resources, which restrict its ability to bid for, obtain and perform on certain contracts. Even if the Company overcomes its liquidity problems, there can be no assurance that in the future the Company will be able to increase revenues or operate profitably.

BUSINESS STRATEGY; IC3D-TM- FRAMEWORK SOFTWARE PRODUCT. The Company's current business strategy is to focus on the development of commercial products derived from the Company's defense-related technology and expertise in order to expand its customer base and reduce its dependence on defense contracts. As part of this strategy, the Company obtained a U.S. Government Department of Defense SBIR Phase II Fast Track contract for $750,000 to develop and commercialize networking software for commercial on-line, multi-player games involving complex 3D environments ("IC3D-TM- Framework software"). The SBIR Phase II contract was completed during the three-month period ended September 30, 1999. The Company will require additional external funds to be able to fully commercialize, market and exploit the IC3D-TM- Framework software. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts that the IC3D-TM-Framework software will be a commercially feasible product, or that the Company will be able to successfully market the IC3D-TM- Framework software.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The simulation and Internet software markets are characterized by rapid technological change and are highly competitive. The Company's success is dependent on its ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. The Company has limited manufacturing personnel, and marketing capabilities and financial resources and will be dependent upon establishing relationships with strategic and marketing partners to be able to fully exploit the IC3D-TM-Framework software and other commercial products. There can be no assurance that the IC3D-TM- Framework software or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence and intense competition from companies with greater resources than the Company.

DEPENDENCE ON ONE CUSTOMER AND ON FOREIGN SALES. The Company has historically derived a substantial portion of its revenues from the sale of PGTS Training Simulator systems primarily to a limited number of foreign customers. During the nine-month period ended December 31, 1999 training simulator sales only comprised 1% of total sales compared to 71% in the comparable nine-month period of the prior fiscal year. The Company announced that it plans to divest its training simulator product line. There is no assurance that the Company will be able to divest the training simulator product line or that any divestiture would improve the Company viability.

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

PART II.       OTHER INFORMATION
--------       -----------------
Item 1.  Legal Proceedings

         The Company had previously reported that on October 15, 1999 the Company was informed that it has been sued by Balter Guth Aloni & Co., a law firm in Tel Aviv, Israel, for approximately $75,000 in connection with amounts and interest allegedly owed for legal work performed seven years ago. The Company's attorney in Israel has reached an agreement in principle to settle the matter. The settlement would involve cash and securities and discussions are continuing.

Item 2.  Change in Securities

         During the period of October 1999 through January 2000, the Company issued 1,027,618 shares of common stock for a purchase price of $330,000, in conjunction with stock purchase subscription agreements with seven sophisticated investors. The subscription agreements also provide for the issuance of warrants to these investors for 963,333 shares of common stock at exercise prices ranging from $.25 to $.56.
         In November 1999, the Company issued warrants for 60,000 shares of Common Stock at an exercise price of $0.44 per share to several financial consultants for services rendered. Each of these issuance's was made pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering and each purchaser represented that he was acquiring the securities for his own account and not with the view towards the distribution thereof. The certificates representing the securities have a restrictive legend endorsed thereon reflecting the restrictions on transferability arising out of the Securities Act.

Item 5.  Other information

         Richard Moskowitz has been appointed Chief Executive Officer of the Company pursuant to an employment agreement with the Company for a term of three years. The employment agreement provides for a base salary of $150,000 and includes potential annual bonuses related to gross receipts of the Company and the profitability of the underlying revenue producing items. The agreement also provides for an annual grant of 240,000 options to purchase common stock at the market price at time of such grant. Such options vest on a quarterly basis over a three-year period. The Company has a right to terminate the agreement for cause if Mr. Moskowitz fails to meet certain performance criteria related to revenues and external investment, or if he resigns. If Mr. Moskowitz is terminated without cause, depending on whether or not he has met certain performance criteria related to overall return to shareholders, he will be entitled to (a) payment of his annual salary for periods between one year and the remaining term of the agreement, (b) bonuses due up to the point of termination, and (c) options between one year's grant and all those remaining under the agreement. During the term of his employment, Mr. Moskowitz may not directly or indirectly engage or participate in any business that is in competition with the Company.

         Dr. Gershon Weltman's existing employment agreement is being amended to reflect his change in position from Chief Executive Officer to President, with a corresponding change in duties, and with other terms and conditions of the agreement remaining the same.

Item 6.  Exhibits and reports on Form 8-K

      (a) The following exhibits are filed herewith:

                  10.1 Employment Agreement with Richard Moskowitz dated January 3, 2000 and Memorandum of Agreement dated November 19, 1999.

                  27       Financial Data Schedules.

      (b) The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PERCEPTRONICS, INC.
                                         ----------------------------------
                                         Registrant

Date: February 14, 2000                  /s/ Gershon Weltman
     ------------------                  ----------------------------------
                                         Dr. Gershon Weltman
                                         Chairman (Principle Financial Officer)

                               INDEX TO EXHIBITS

10.1     Employment agreement with Richard Moskowitz dated January 3, 2000 and
         Memorandum of Agreement dated November 19, 1999.

27       Financial Data Schedules - on Edgar filing only.
