Form 10KSB
period 2000-03-31
PERCEPTRONICS INC
filed 2000-06-27
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                             -----------------------


/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the fiscal year ended March 31, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to __________

                         Commission File number 0-12392

                             -----------------------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

     State Issuer's revenues for its most recent fiscal year: $720,985.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 2, 2000 - $6,738,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 2, 2000 - 7,732,760

     Documents Incorporated by Reference: Portions of the Proxy Statement for the 2000 annual meeting of stockholders are incorporated by reference into Part III of this report. The information Statement on Schedule 14C, filed on May 30, 2000 is incorporated by reference into Part I of this report.

                                     PART I

ITEM 1.  BUSINESS

G E N E R A L

Perceptronics, Inc. (the "Company") is a Delaware Corporation incorporated September 9, 1987. Currently the Company is in transition. The Company has currently focused entirely on building a new position in commercial products and services for Internet Collaborative Interactivity from its previous dual focus on networking technology and defense simulation products and services. We call our new Internet product line the IC3D-TM- Framework.

Our new strategic course is based on our firm belief that the market for Internet Collaborative Interactivity is in the early process of rapid and large-scale growth, that we have a strong competitive advantage in that market, and that it is to the benefit of the Company and its shareholders to focus wholly on this opportunity. As part of that strategy, we have moved to divest ourselves of our Precision Gunnery Training System ("PGTS") and defense simulation operation by selling that portion of our business to Eidetics Corp., a developer and manufacturer of defense simulation products.

As a background to the PGTS divestiture, we have experienced a decline in revenues and a lack of valuation in the financial markets over the past years with respect to our defense-related business. Defense simulator revenues have historically represented a significant portion of our revenues, but the tightening of defense budgets worldwide, combined with the continuing consolidation and intense competition in the defense industry, have negatively impacted the growth and profit opportunities for small companies such as Perceptronics.

Fortunately, during this period the Company was in the process of starting its new venture in the area of Internet enabling technology. The Internet market, in contrast to the defense simulation market, was and has been undergoing a significant expansion in size and opportunity. The Internet venture involves meeting the increasing need for multi-user, online collaborative interaction on the Internet by adapting and commercializing the simulator networking concepts, architecture and protocols we helped develop for the U.S. Department of Defense. Initial funding for Internet product development and commercialization came from a combination of Department of Defense Small Business Innovative Research (SBIR) contracts, State of California grants, private equity investment and internal resources.

Our proprietary product, which we call the IC3D-TM- Framework, was initially focused on allowing multiple users to collaborate in 3D virtual environments over the Internet. Proof of concept was completed in November 1999. We have subsequently demonstrated that the IC3D Framework technology will permit collaborative interaction with a variety of Internet animation and streaming media players, including such widespread commercial products as Macromedia's Flash and Shockwave, Microsoft's Windows Media Player, and Realnetworks' Real Audio and Real Video. This is potentially very significant financially, because we believe that in the near term Internet applications based on these and similar products will greatly outnumber applications based on 3D visualization. We have initiated marketing and technical strategic alliances to help develop and promote the technology in its key application areas, identified as entertainment, e-commerce, education and business communication. We see an immediate market for IC3D products and services, and believe we can achieve a steady increase in market size as the Internet reaches the 300 million-user mark and beyond in the next few years.

Response to the IC3D Framework venture, from its earliest stages, has been highly encouraging both in the commercial arena and in the financial community. Fluctuations notwithstanding, our post-IC3D average stock price has remained higher than when Perceptronics was perceived as essentially a small defense simulation company. We believe this increase in valuation reflects the greater potential of the Internet market for our growth in revenues and profit. It has occurred even though we are not yet deriving revenues from the IC3D product, are not profitable and will be dependent on continued equity investment for the foreseeable future.

The Board of Directors and management believe that our new business strategy is in the best interests of the Company and its stockholders. The Board of Directors, in unanimously approving the Eidetics Transaction, considered a number of factors, including: (a) our IC3D Technology opportunity offers greater potential for growth and profits, despite the risks of being wholly dependent on the new Internet related business; (b) the PGTS marketing efforts, contracting and financing conditions, manufacturing infrastructure and future development requirements are not compatible with the IC3D strategic direction, and involve a completely separate set of resources, including intellectual property, facilities, and personnel; (c) recent activity in the PGTS business segment has been sporadic, with considerable and costly gaps between contracts, which cause a further drain on critical cash resources; (d) divestiture of the defense-related PGTS Business and complete future focus on the Internet-related IC3D could result in a higher overall valuation for the Company, despite the near term reduction in revenues; (e) the total purchase price is fair and improves our balance sheet, which will potentially help in achieving required future financing; and (f) we may continue to benefit from the PGTS Business through future royalty fees on contracts, which could potentially provide important revenues and cash resources.

The Company's new long-term growth strategy thus focuses entirely on further developing and more extensively marketing the IC3D Framework commercial products and services. The Company's near-term business strategy is to initiate marketing activities via direct sales and strategic alliances. The Company's ability to complete these strategies in full will depend on generating sufficient cash resources from operations and on obtaining additional funding from private and public investments for further development and marketing of the IC3D Framework, neither of which can be assured.

The Company's business activities during past fiscal years fall into three main areas: Training and Instrumentation Systems, Simulation Networking R&D, and Commercial Software Products.

1. TRAINING AND INSTRUMENTATION SYSTEMS. This area includes sales to the U.S. Government and international customers of the Company's standard training devices and systems, customized systems and/or components, and supporting services.

During fiscal year 1997, the Company completed a subcontract from FAAC, Inc., for production of TT150 truck driver simulators to be used by the U.S. Department of Energy. Also in fiscal year 1998 and 1997, the Company had sales of $2.1 million and $1.5 million, respectively on a subcontract for TOW PGTS simulator systems for a foreign customer. The Company also started production in the fourth quarter of fiscal 1998, on a contract with the Government of Egypt valued at $3.0 million for TOW PGTS simulator systems. The contract with the Government of Egypt was completed in the fourth quarter of fiscal 1999. During fiscal year 2000, the Company did not have any sales of training and instrumentation systems.

Also included in this area are sales of specialized systems and software in such areas as process modeling, instrumentation and neural network software, and other advanced applications of the Company's technology in artificial intelligence (AI), computer-based modeling and simulation and electronics. In fiscal year 1998 and 1997, the Company worked on a contract with a commercial company for microelectronics data recording system for medication dosage. In fiscal 1998, the Company was awarded a SBIR Phase I contract from DARPA for design of COVER (Commander's Observation Vehicle for Elevated Reconnaissance), a system concept Perceptronics has promoted for a number of years, which is well suited to the future Army's need for improved sensing capabilities at the small unit level. The SBIR Phase I contract was completed during fiscal 1999.

Training and Instrumentation Systems accounted for 1% of revenues in fiscal 2000, 67% in fiscal 1999 and 76% in fiscal 1998.

2. SIMULATION NETWORKING R&D. This area includes sale to the U.S. Government and other customers of research and development services on networked simulation and related technologies. During fiscal 1997, work was performed on a subcontract to a U.S. Government prime contractor for application software in the extension of DIS to the High Level Architecture (HLA). In fiscal 1998, work was performed on SBIR Phase I and Interim Phase contracts from STRICOM for adaptation of HLA to commercial multi-player, online 3D games; this work was the predecessor for the SBIR Phase II IC3D Framework contract described above. In June 1998, the Company was awarded and began work on the SBIR Phase II contract. In July 1998, the Company was awarded a contract under the California Technology Investment Partnership Program. These contracts provided funding for the development and commercialization of network software products for online, multi-player games involving complex 3D environments. In fiscal year 2000, 1999 and 1998 Networked Simulation R&D represented 99%, 33% and 24% of revenues, respectively.

3. COMMERCIAL SOFTWARE PRODUCTS. This area includes the sale and support of the Company's commercial software packages and associated services, such as the new IC3D Framework and the existing CACE/PM-Registered Trademark-software for modeling and analyzing product development and manufacturing processes and PERCNET-Registered Trademark- software for modeling and simulating man-machine interfaces. In fiscal 2000, 1999 and 1998, Software Products represented 0%, 0% and 1% of revenues, respectively.

U.S. GOVERNMENT CONTRACTS

Approximately 88% and 31% of the Company's revenue in fiscal years 2000 and 1999 respectively, were derived from contracts and subcontracts involving the U.S. Government. As is the case with many companies deriving a portion of their revenue from defense contracts, the Company is subject to various business risks, including changes in governmental appropriations and changes in national defense policies and priorities. Over the past several years, economic and budgetary constraints have caused reductions in overall defense spending. These circumstances have had a material adverse effect on the Company since many of the Company's U.S. Government contracts have been curtailed or reduced, and new programs have not been initiated. See "Backlog" in "Item 6 Management's Discussion".

The Company's U.S. Government contracts are structured on either a cost-plus-fixed-fee (CPFF) or a firm-fixed-price (FFP) basis. Under CPFF contracts, the Company is reimbursed periodically for allowable costs together with a portion of the fee with certain amounts being withheld pending the Government's determination of final fiscal year indirect rates. Under FFP contracts, the Company generally receives progress payments of allowable costs incurred; the remainder (including profits) is billed upon delivery and final acceptance of the product. For work performed under FFP contracts, the Company carries a greater burden of risk associated with cost overruns. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" section). In fiscal years 2000 and 1999 respectively, 100% and 90% of the Company's U.S. Government contract related revenues were attributable to CPFF contracts and 0% and 10% of such revenues were attributable to FFP contracts.

The Company's U.S. Government contracts and subcontracts are subject to termination, reduction or modification in the event of changes in the Government's requirements or budgetary constraints. Should a contract be terminated for such reasons, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. During fiscal year 2000, none of the Company's U. S. Government contracts were terminated. When the Company participates as a subcontractor, it is also subject to the risk that the prime contractor may fail or be unable to perform the prime contract. During fiscal year 2000, all of the Company's contracts were as a prime contractor to the U.S. Government.

The books and records of the Company are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 2000, the DCAA had an open audit of a large multi-year contract that was completed in 1994. The Company believes that the costs charged to this contract were proper and should not result in a significant adjustment. The Company's overhead costs have been audited and approved by the DCAA through fiscal year 1998. The Company believes that it is in substantial compliance with Government record-keeping and cost-allocation requirements, and does not expect any significant adjustments as a result of the future audit of 1999 overhead costs.

MARKETING AND CUSTOMERS

In April 1999 the Company entered into an IC3D marketing agreement with November Lazar Scher, Inc. (NLS) a Hollywood based promotion and licensing firm. Under the agreement, NLS will market the Company's IC3D Framework products and services for Internet Collaborative 3D to the entertainment industry, including online gaming and related e-commerce applications. The objectives include developing immediate revenue generating opportunities for the current IC3D Technology in Hollywood and other entertainment markets and also establishing contacts and alliances with major entertainment and Internet companies. In February 2000, the Company also entered into an agreement with another marketing consultant who also focuses primarily on the entertainment market. The company has a number of strategic alliances with firms in the Internet area that add to its marketing reach (see below).

In recent years the Company has primarily marketed its simulation software products and services to the U.S. Department of Defense and other U.S. government agencies. The Company submits unsolicited research and system development proposals in areas where it has original ideas and unique capabilities, and also responds to competitive development and production proposal requests in areas of Company capability.

The Company has marketing arrangements for its defense and commercial products in a number of foreign countries. During fiscal years ended March 31, 2000 and 1999 foreign sales of defense training systems were approximately 0% and 65% of total Company revenues, respectively. Foreign sales are subject to risks associated with political or economic instability of a foreign country, currency controls, exchange rate fluctuations, changes in import/export regulations, trade policies and tariffs. As previously mentioned, the Company is currently involved in divesting the PGTS and defense simulation segment of the business.

RIGHTS TO TECHNOLOGY

The Company's technology developments are the result of internally funded projects and customer-sponsored contracts. In the case of internally funded developments, the Company retains all rights to the development. In the case of customer-sponsored contracts, the Company's rights to the developments and requirements to disseminate the development data are governed by its agreement with the customer. Under U.S.

Government contracts, the situation depends on the type of contract and the assertion of proprietary rights to technology and /or data when entering into the contract.

In general, the Company retains all rights to inventions discovered with Government funding. This right is subject to the Government's non-exclusive, non-transferable, non-royalty bearing, worldwide license to use and sell the invention itself. In addition, the Company may be obligated to grant non-royalty bearing licenses to companies selected by the Government in competitive procurement to use such inventions in the course of performing their Government contracts. Unless otherwise specifically stated in the contract, the Government retains unlimited rights to technical data and computer software developed under the contract. Government contracts usually call for delivery of specific data and software items. Unless otherwise stated in the contract, the Government retains unlimited rights to such technical data and computer software developed under the contract. In the special case of SBIR (Small Business Innovation Research) contracts, such as the August 1998 SBIR II contract under which parts of the IC3D development was done, the Government has limited rights to the delivered data for five years after project completion (for evaluation purposes only, release with permission of the contractor, or for emergency repairs of delivered equipment), and unlimited rights after five years. Data delivered under the 1998 IC3D SBIR II contract consisted of Quarterly and Final Reports, and the project was completed in December 1999.

Under non-Government contracts, Perceptronics and the customer agree as part of the contract who owns the rights to technology and products used for the development and also developed under the contract, as well as how those rights shall be compensated during and after the development project

The Company has been made a preliminary application for patent protection related to its IC3D Framework and IC3D/Wyth technology, and is in the process of preparing a full application. While the Company generally considers its business to be primarily dependent upon proprietary knowledge and on rapid assimilation of innovations it will seek patent protection where it is feasible.

MANUFACTURING AND SUPPLIES

The Company's manufacturing activities primarily involve its training products, and include sub-system assembly, final system assembly, integration and testing of component parts that have been fabricated by others. The Company relies on a large number of suppliers for the purchase of component parts. Subcontractors build many of the purchased components to the Company's engineering designs and specifications. As previously mentioned, the Company is currently involved in divesting the PGTS and defense simulation segment of the business which comprises the Company's entire manufacturing operation.

COMPETITION

In its strategically emerging business area of Internet Collaborative 3D, the Company faces several types of competitors who have already entered the market. In the field of online 3D gaming and virtual communities, for example, established companies include Sony, Sega, Blaxxun, and others. In the field of multi-user communications, companies include Mpath, Macromedia and Microsoft. In the field of enabling collaborative technologies, competitors include Active Worlds, VRTelecom, Geometrek and others. The Company is definitely the "new company on the block", and will seek to compete on the basis of it's proprietary knowledge and know-how and superior technology and products, as well as on its open system marketing approach, which provides the IC3D Framework as a component part of a typical multi-technical solution. One of our most important technical competencies is our extensive experience with and knowledge of the DOD developed High Level Architecture (HLA) and its Run Time Infrastructure (RTI). These are the already proven distributed simulation consepts and protocols that underlie our commercial IC3D Framework. At the same time, other competitors have more commercial experience and greater resources and may also have an established customer base, and there is no assurance the Company will be able to compete successfully in this new market area.

In the case of competitively bid defense contracts the Company's typical competitors for system development contracts include SAIC, Litton, Lockheed Martin, and TRW. Competitors for training and command support products include Lockheed Martin, General Electric Company, ECC International, CAE, and such foreign companies as Wegmann, SAAB and Giravions Dorand. All of these companies have substantial financial, technological and marketing resources, which enables them to bid on larger contracts. There can be no assurance that the Company will be able to compete successfully in the future.

STRATEGIC PARTNERING AND TEAMING AGREEMENTS

In the area of Internet products and services, the Company intends to minimize investment risk by entering into a series of business alliances with established suppliers of Internet tools and content and with major and/or leading edge developers of Internet Web sites. Utilizing such alliances will allow the Company to minimize the amount of capital investment required to enter into the market, and would help bring new know-how into the Company. The Company has already established or is actively exploring alliances with companies involved with online games and entertainment, e-commerce, education and communications, as well as developers and suppliers of tools for high-end 3-D and streaming media experiences on the Internet.

EMPLOYEES

As of March 31, 2000, the Company had 9 full-time and part-time employees and consultants, consisting of 2 management personnel, 1 marketing person, 4 administrative and support personnel, 2 scientific and technical personnel. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. Research and development costs, as reported in the Company's Consolidated Statements of Operations are funded by the Company. During the last six months of fiscal 2000, the Company's scientific and technical personnel worked exclusively on internally funded research and development. The Company is primarily a computer software business and has not incurred any material costs associated with compliance with environmental laws.


ITEM 2. PROPERTIES


The Company's primary offices are located in a 3,500 square foot rented facility in Woodland Hills, California, a Los Angeles suburb. The total monthly rent for this space is approximately $4,600, and the space is rented on a monthly basis.

The Company maintains its manufacturing operation in a leased facility of approximately 11,000 square feet in Chatsworth, California. The monthly rent for this manufacturing facility is approximately $6,700 and the lease expires in October 2000. Eidetics Corporation, who is acquiring the assets of the PGTS Training Systems product line, will take over this lease as part of the acquisition. At March 31, 2000, the Company was leasing a 6,000 square foot Southern California facility for storage purposes. The Company vacated this facility in mid-May 2000 and the lease was terminated in exchange for a cash settlement of $5,400.

The Company has no significant investments or interests in real estate, real estate mortgages, or securities of or interests in entities primarily engaged in real estate activities.


ITEM 3. LEGAL PROCEEDINGS


        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        The holders of a majority of the shares of Common Stock of the Company, by written consent effective May 8, 2000, approved the sale of the Company's PGTS business to Eidetics Corporation. The Company's definitive Information Statement on Schedule 14C, filed on May 30, 2000, is incorporated by reference herein.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is currently traded on the over the counter (OTC) Bulletin Board under the symbol "PCTR". The following table sets forth the high and low prices for the Common Stock as reported by the NASDAQ Bulletin Board, for the three-month periods listed. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.


         FISCAL YEAR 1999                       HIGH            LOW
         ----------------                       ----            ---

         June 30, 1998                       $   1.10          $ 0.52
         September 30, 1998                      0.63            0.34
         December 31, 1998                       0.81            0.34
         March 31, 1999                          1.66            0.66

         FISCAL YEAR 2000                       HIGH            LOW
         ----------------                       ----            ---

         June 30, 1999                       $   1.47          $ 0.75
         September 30, 1999                      1.19            0.41
         December 31, 1999                       0.66            0.38
         March 31, 2000                          2.44            0.53


During the three month period ended March 31, 2000, the Company issued 1,005,396 shares of common stock in conjunction with stock purchase subscription agreements with several investors for a purchase price of $500,000. The subscription agreements also provided for the issuance of warrants to the investors for the purchase of up to 991,111 shares of common stock at exercise prices that range from $.56 to $1.00. The common shares and warrants are not registered under the Securities Act in reliance on section 4 (2) thereof.

During the three month period ended March 31, 2000, the Company issued 150,000 shares of common stock to November Lazar Scher, Inc. a promotion and licensing firm in payment for their service fees of $75,000.

As of March 31, 1999, the Company had approximately 339 shareholders of record of its Common Stock.

The Company has never paid dividends and it does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Perceptronics , Inc., (the "Company"), has focused entirely on developing new commercial products in the area of Internet Collaboration during the past fiscal year. The product, called IC3D-TM- Framework, is directed toward the rapidly growing market for multi-person, online, collaborative interactions in 3D virtual environments, animation and streaming media accessed over the Internet. The major market applications for IC3D-TM- Framework are entertainment, education, e-commerce and business communication. The Company has historically engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. In the decision support area, the Company's computer software systems are used to enhance command and control operations, for process modeling and simulation, and for management of concurrent engineering activities in product development and manufacturing. Much of the Company's simulator business has been in the foreign defense industry where the Company has built an international reputation. As part of the Company's current business strategy, the Company is moving to divest itself of the PGTS and computer-based simulation systems business by selling that portion of the business to Eidetics Corporation, a developer and manufacturer of defense simulation products. The tightening of defense budgets worldwide, combined with the continuing consolidation and intense competition in the defense industry, have negatively impacted the growth and profit opportunities for small companies such as Perceptronics. Refer to the Liquidity and Capital Resources section below for a discussion of the Company's plans to divest the training simulator system product line.

GOING CONCERN QUALIFICATION

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

SALE OF PGTS TRAINING SYSTEM ASSETS

On December 27, 1999, the Company and Eidetics Corporation executed a Memorandum of Understanding regarding the sale of the PGTS product line to Eidetics Corporation. In March 2000, the Company commenced significant discussions with Eidetics Corporation leading to the sale of substantially all of the inventory, leaseholds, equipment and certain identifiable intangible assets of it's PGTS Training System product line. The agreement of sale is expected to be completed and signed by the parties by the end of June 2000. The book value of the assets being sold is $320,000. The equipment is fully depreciated and has been valued at $10,000 and the identifiable intangible assets, which are not capitalized, are valued at $140,000 for a total purchase price of $470,000. In consideration for the purchase of the product line assets, Eidetics Corporation is paying off a bank loan of the Company's valued at $134,000 and a loan with the Small Business Administration valued at $43,000. Eidetics is also assuming the Company's account payable liability of $293,000 with a foreign support services representative. The Company will also be entitled to royalty payments under the agreement on future PGTS Training System sales by Eidetics for a four-year period from the date of the sale.

Operating result of the PGTS Training Systems product line were as follows;


                                                 2000                 1999
                                                 ----                 ----

Net Sales                                    $     -             $ 2,827,000
Net income (loss)                            $ (451,000)         $    33,000


As of March 31, 2000, inventories being sold were written down $140,000 consistent with the agreed upon fair market value. Upon completion of sale, the Company will report a gain of approximately $150,000, applicable to the fully depreciated equipment and the identifiable intangible assets.

RESULTS OF OPERATIONS

NET SALES. Net sales for the fiscal 2000 of $721,000 decreased by $3,594,000 or 83% compared to fiscal 1999. Sales of training simulator systems decreased $2,794,000 or 100% as a result of the completion of a contract with the Government of Egypt for TOW PGTS simulator systems during the previous fiscal year ended March 31,1999. This contract had a total contract value of $3.0 million of which $2,799,000 was recognized in the fiscal 1999. Training simulator system sales during fiscal 2000 amounted to only $5,000 consisting of small orders for parts and maintenance. Simulation network technology sales, which represented 99% of net sales during fiscal 2000, decreased $683,000 or 49%. Simulation network technology sales during the fiscal 2000 resulted from the U.S. Government SBIR Phase II contract and the State of California contract that have been providing the funding for the development and commercialization of the IC3D-TM- Framework network software products for on-line, multi-user applications involving complex 3D environments. The SBIR Phase II and the State of California contract were completed by September 30, 1999. The Company was also working on a U.S. Government contract for HLA software development. This contract was completed in October 1999. The completion of these contracts with no follow-on contracts starting up accounted for the decline in sales. Refer to the backlog discussion below for the backlog status at March 31, 2000.

Net sales for the three-month period ended March 31, 2000 was $3,000, a decrease of $744,000 or 99% compared to the comparable three-month period in the prior fiscal year. Sales of training simulator systems decreased $295,000 or 100% because there were no sales during the three-month period ended March 31, 2000. During the three-month period ended March 31, 1999, the sales of $295,000 were on the contract with the Government of Egypt. Simulation network technology sales decrease $446,000 because there were no sales during the three-month period ended March 31, 2000. During the three-month period ended March 31, 2000, network technology sales were the result of the Government contracts described in the previous paragraph.

COST OF SALES. Cost of sales for fiscal 2000 decreased 67% from fiscal 1999. During the fourth quarter of fiscal 2000, a nonrecurring adjustment to inventory and pre-contract costs of $140,000 was recorded to value these assets at fair market value consistent with the terms of the sale of the PGTS training systems product line. Excluding the non-recurring adjustment, the decrease in cost of sales for fiscal 2000 would be 73% as a result of the 83% decrease in sales discussed above. The decrease in cost of sales is not proportional to the decrease in net sales because of certain fixed and semi-fixed expenses. Cost of sales as a percentage of sales during fiscal 2000, excluding the non-recurring adjustment, was 104% compared to 63% during the fiscal 1999. The higher component (99%) of simulation network technology sales, which carry lower margins than training simulator systems sales, and the fixed and semi-fixed expenses contributed to the higher percentage of cost of sales to net sales during fiscal 2000.

Cost of sales for the three-month period ended March 31, 2000 decreased 55%. Excluding the non-recurring adjustment discussed above, the decrease in cost of sales for the three-month period ended March 31, 2000 would be 73% as a result of the 83% decrease in sales discussed above. The reason for the change is the same as discussed above for the fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $409,000 or 35% in fiscal 2000 compared to fiscal 1999. The decrease was the result of reductions of marketing expenses, indirect payroll expenses and facilities expense. Selling, general and administrative expenses decreased $148,000 or 43% in the three-month period ended March 31, 2000 compared to the comparable three-month period in the prior fiscal year. The reason for the decrease is the same as for the twelve-month period.

The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified. As previously reported, during the third quarter of fiscal 2000 the company moved its principal office into a smaller space which resulted in a substantial reduction in rent expense for the balance of the year. The Company also moved from a rented storage facility during the forth quarter of the fiscal year which will result in reduced rent expense going forward. During the fiscal year substantial reductions have also been made in personnel to reduce payroll related expenses.

INTEREST EXPENSE. Interest expense decreased 86% or $251,000 in fiscal 2000 compared to fiscal 1999. Interest expense decreased significantly because of the completion of the Egypt contract and the resulting repayment of the export credit facility during the previous fiscal year ended March 31, 1999. In the three-month period ended March 31, 2000, interest expense decreased 91% or $49,000. There was no interest expense associated with the export credit facility during the twelve-month and three-month periods ended March 31, 2000.

BACKLOG. The Company's firm contract backlog at March 31, 2000 was 2,998,000. This represented a new contract awarded to the Company by the Government of Egypt for improved TOW PGTS training simulator systems. At March 31, 1999, firm contract backlog was $723,000. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is experiencing severe liquidity problems due to a lack of revenues and the absence of cash reserves. At March 31, 2000, the Company's unrestricted cash balances of $356,000 were the result of equity investments made during the third and forth quarter of fiscal 2000. The Company had negative working capital of $357,000 at March 31, 2000, compared to positive working capital of $93,000 at March 31, 1999. The Company continues to have difficulty in meeting all of its obligations as they come due. At March 31, 2000, vendor accounts totaling $530,000 are past due. The lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

During the third quarter, the Company announced that it is seeking to divest its PGTS training simulator development and manufacturing operation. The Company plans to concentrate its efforts on the development of technology and total solutions for collaborative interaction on the Internet and other networks, including its IC3D Framework and 3Dconnect software. The Company's management believes that while the PGTS training simulator systems product line has historically been a significant portion of the Company's business and has provided the majority of the Company's revenues, the product line offers less potential for future growth than the Internet related products. On December 31, 1999, the Company entered into a Memorandum of Understanding and a Teaming Agreement with Eidetics Corporation, which would lead to the purchase of the PGTS training simulator product line by Eidetics once a new contract is awarded to the Company by the Government of Egypt. On March 14, 2000, the Company and the Government of Egypt signed a contract for the production and delivery of improved TOW PGTS simulator systems and applicable engineering and support at a fixed contract price of $2,998,000. The sale of the PGTS training simulator systems product line assets to Eidetics Corporation is moving forward and should be completed by the end of June. There is no assurance that the divestiture of the PGTS product line will improve the Company's viability.

During the fiscal year ended March 31, 2000, the Company's SBIR Phase II software contract and the California Technology Investment Partnership contract, which provided funding for development of commercial software products associated with IC3D-TM- Framework, were completed. The Company has reduced its level of operations and still requires significant financing from external sources to be able to fund the development of the IC3D-TM- Framework commercial software products. During the three-month period ended March 31, 2000, the Company received $500,000 from individual investors pursuant to stock purchase subscription agreements for the purchase of 1,005,396 shares of common stock. The subscription agreements also provide for the issuance of warrants to these investors for 991,111 shares of common stock at exercise prices ranging from $.56 to $1.00. There is no assurance that the Company will be able to continue to raise the financing required to fund operations in the future and whether the commercial software products will start to generate revenue and profits. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders. In response to its need to conserve cash resources, the Company has reduced its work force to nine employees and reduced some employee work schedules. The Company continues to pursue U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The Company is also exploring alternative sources for financing such as strategic business alliances and potential business combinations in order to meet the short and long-term objectives.

The Company currently has a $200,000 note payable with a bank that is guaranteed by the Small Business Administration (SBA). At March 31,2000, the principal balance outstanding was $127,000. The note bears interest at prime rate plus
2.75 percentage points with principal and interest payable monthly amortizing over five years. At March 31, 2000, the Company is past due on four of the scheduled monthly payments. The Company also has a note payable directly with the SBA which has a principal balance of $43,000 at March 31, 2000. Both of the above mentioned notes payable are to be paid off in full by Eidetics Corporation under the terms of the agreement to purchase the PGTS Training System product line assets.

The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At March 31,2000, the outstanding balance on this note payable was $39,000. At March 31, 2000, the Company is past due on eight scheduled monthly payments on this note as a result of the cash flow limitations previously discussed. The Company intends to address this past due note once there is sufficient operating cash-flow.

The Company's operating activities used cash of $785,000 during the fiscal year ended March 31, 2000 resulting primarily from the operating loss incurred during the period due to reduced sales levels and offset by the collection of receivables.

The Company's investing activities used cash of $7,000 during the fiscal year ended March 31, 2000 as a result of the purchase of computer equipment. The Company is primarily a developer of computer software and therefore not capital intensive. The Company doesn't currently have any material commitments for the purchase of capital assets.

The Company's financing activities provided cash of $699,000 during the fiscal year ended March 31, 2000 primarily as a result of selling common stock. Cash of $45,000 was used to reduce long-term debt.


YEAR 2000 COMPLIANCE

During the fiscal year and prior to December 31, 1999, the Company purchased a current generation accounting and manufacturing software system to replace its previously existing computer system. The implementation of the new system was completed prior to December 31, 1999. To date the Company has not experienced any problems or incurred any costs associated with year 2000 compliance issues.

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

GOING CONCERN ISSUE AND SEVERE LIQUIDITY PROBLEMS. The Company's financial statements for the fiscal year ended March 31, 2000 have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. See the Independent Auditors' Report and Note A of Notes to Consolidated Financial Statements contained elsewhere herein. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's revenue levels have significantly declined during the fiscal year ended March 31, 2000. The Company has also sustained operating losses in recent years and requires substantial amounts of working capital in its operations. As a result, the Company suffers from limited cash resources that restrict its ability to bid for, obtain and perform larger contracts. Even if the Company overcomes its liquidity problems, there can be no assurance that in the future the Company will be able to increase revenues or operate profitably.

BUSINESS STRATEGY; IC3D-TM- FRAMEWORK SOFTWARE PRODUCT. A major part of the Company's long term business strategy is to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to expand its customer base and reduce its dependence on defense contracts. As part of this strategy, the Company has obtained a U.S. Government Department of Defense SBIR Phase II Fast Track contract for $750,000 to develop and commercialize networking software for commercial on-line, multi-player games involving complex 3D environments ("IC3D-TM- Framework software"). The Company has succeeded in obtaining equity funding of $390,000 to satisfy self-funding requirements under the SBIR contract. The Company will also require additional equity funding to be able to fully commercialize, market and exploit the IC3D-TM- Framework software. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts, or that the IC3D-TM- Framework software will be a commercially feasible product, or that the Company will be able to successfully market the IC3D-TM-Framework software.

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

DEPENDENCE ON ONE CUSTOMER AND ON FOREIGN SALES. The Company has historically derived a substantial portion of its revenues from the sale of PGTS Training Simulator systems primarily to a limited number of foreign customers. During the fiscal year ended March 31, 2000 there were no training simulator sales to foreign customers compared to 65% in the prior fiscal year. The Company announced that it plans to divest its training simulator product line. There is no assurance that the divestiture will improve the Company viability.

DEPENDENCE ON DEFENSE-RELATED BUSINESS. The Company has historically derived a substantial portion of its revenues from U.S. and foreign government defense-related contracts. As a result, the Company's business has been impacted by reductions in the U.S. federal defense budget and this business will continue to be subject to risks affecting the defense industry, including changes in governmental appropriations and changes in national defense policies and priorities. The Company has sought to reduce its dependence on defense-related business by developing products with commercial applications, such as the proposed IC3D-TM- Framework software networking products. As noted above, there can be no assurance that these products will achieve market acceptance, resulting in increased revenues and profitability.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

        None

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The information required hereunder is incorporated by reference from the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders.


ITEM 10. EXECUTIVE COMPENSATION


The information required hereunder is incorporated by reference from the section entitled "Executive Compensation" and "Election of Directors - Compensation of Directors" of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required hereunder is incorporated by reference from the section entitled "Ownership of Common Stock" of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required hereunder is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders.

                                     PART IV

INDEX TO EXHIBITS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit Index (Management contracts, compensation plans and arrangements are identified by (*).

               3.1  Certificate of Incorporation, as amended (1)

               3.2  By-Laws amended. (1)

             *10.1  1992 Stock Option Plan

             *10.2 Employment Agreement with Gershon Weltman dated August 1, 1989 and First Amendment dated October 22, 1991.

             *10.3  1988 Directors' Stock Option Plan.

             *10.4  Second Amendment to Employment Agreement with
                    Gershon Weltman dated August 27, 1996. (2)

             *10.5 Employment agreement with Thomas Lubaczewski dated January 1, 1997. (3)

              10.6 Loan Agreement and note dated September 23, 1997 between the Company and The Pacific Bank. (4)

              10.7  1999 Stock Option Plan (5)

              10.8  1999 Stock Option Plan for Non-Employee Directors (5)

              10.9 Employment Agreement with Richard Moskowitz dated January 3, 2000 and Memorandum of Agreement dated November 19,
                    1999. (6)

              10.10 Employment Agreement with Andreas Kemkes dated February 4,
                    2000.

              10.11 Stock Compensation Plan for Consultants (7)

              21.1  Subsidiaries

              27.1  Financial Data Schedule

         (b) The Registrant filed no reports on Form-8K during the quarter ended March 31, 2000.

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 9, 2000.

(2) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1996.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1997.

(4) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.

(5) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1999.

(6) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended December 31, 1999.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: June 23, 2000
           --------------

                                             PERCEPTRONICS, INC.



                                             BY:/S/RICHARD MOSKOWITZ
                                             ------------------------
                                                 Richard Moskowitz
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                                 DATE
        ----------                         --------                              ------
/S/RICHARD MOSKOWITZ                                                            June 23, 2000
-------------------------
Richard Moskowitz                   Chairman and Chief Executive
                                    Officer (Principal Executive
                                    Officer)

/S/DR. GERSHON WELTMAN                                                          June 23, 2000
-------------------------
Dr. Gershon Weltman                 Chairman, President
                                    (Principal Financial Officer)

/S/DR. JOHN LYMAN                                                               June 23, 2000
-------------------------
Dr. John Lyman                      Director


/S/STANLEY SCHNEIDER
-------------------------                                                       June 23, 2000
Stanley Schneider                   Director


/S/ROBERT PARKER                                                                June 23, 2000
-------------------------
Robert Parker                       Director


/S/DR. AMOS FREEDY                                                              June 23, 2000
-------------------------
Dr. Amos Freedy                     Director


                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and
Perceptronics, Inc. and Subsidiary


We have audited the accompanying balance sheets of Perceptronics, Inc. and Subsidiary as of March 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cashflows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perceptronics, Inc. and Subsidiary as of March 31, 2000 and 1999, and the results of its operations and its cashflows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a net loss of $1,172,528 for the year ended March 31, 2000. As of March 31, 2000, the Company's current liabilities exceeded current assets by $357,000 and had net equity of $535,000. As described more fully in Note A to the financial statements, the Company is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Agoura Hills, California
June 21, 2000

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,
                                                                               ---------
                                                                         2000           1999
                                                                    ------------   ------------
ASSETS

CURRENT ASSETS
     Cash and short-term investments ............................   $    355,781   $    150,801
     Restricted cash ............................................             --        299,000
     Receivables
        Billed - Note B .........................................             --        133,881
        Unbilled  - Note B ......................................         10,501        151,580
        Other receivables .......................................             72         17,854
     Inventory ..................................................         80,620        172,222
     Pre-contract costs .........................................        220,000        176,317
     Prepaid expenses ...........................................         17,620         29,337
                                                                    ------------   ------------
        TOTAL CURRENT ASSETS ....................................        684,594      1,130,992


EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost Note C ..............        825,252        817,963
     Less accumulated depreciation and
        amortization ............................................        787,213        747,631
                                                                    ------------   ------------
                                                                          38,039         70,332


DEFERRED TAXES - Note F .........................................        932,566        932,566
OTHER ASSETS ....................................................         82,930         82,930
                                                                    ------------   ------------
        TOTAL ASSETS ............................................   $  1,738,129   $  2,216,820
                                                                    ============   ============


                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                               March 31,
                                                                               ---------
                                                                         2000           1999
                                                                    ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt - Note D ................   $     105,886   $     96,629
     Short term debt - Note D ..................................          54,000         54,000
     Accounts payable ...........................................        588,211        528,442
     Accrued compensation .......................................        172,499        148,032
     Other accrued liabilities ..................................        121,437        210,447
                                                                    ------------   ------------
        TOTAL CURRENT LIABILITIES ...............................      1,042,033      1,037,550

LONG TERM DEBT
      Long term debt, net of current portion - (Note D) .........        103,029        157,654
      Other long term liabilities ...............................         57,500        172,500

COMMITMENTS AND CONTINGENCIES - NOTES B & E

SHAREHOLDERS' EQUITY
     Common stock - par value $.001; authorized
        15,000,000 shares; 7,732,260 and 5,629,930
        shares issued and outstanding ...........................          7,733          5,630
     Additional paid-in capital .................................     13,530,519     12,673,643
     Accumulated deficit ........................................    (13,002,685)   (11,830,157)
                                                                    ------------   ------------
        TOTAL SHAREHOLDERS'  EQUITY .............................        535,567        849,116
                                                                    ------------   ------------

        TOTAL LIABILITIES & SHAREHOLDERS'
             EQUITY .............................................   $  1,738,129   $  2,216,820
                                                                    ============   ============


                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Year Ended March 31,
                                                                    ---------------------------
                                                                         2000           1999
                                                                    ------------   ------------
Net sales .......................................................   $    720,985   $  4,315,285
Cost of sales ...................................................        886,223      2,706,106
                                                                    ------------   ------------

Gross profit (loss) .............................................       (165,238)     1,609,179

Cost and expenses:
Selling, general and administrative .............................        770,809      1,180,000
Research and development ........................................        195,800         14,263
                                                                    ------------   ------------
Operating income (loss) .........................................     (1,131,847)       414,916


Interest expense ................................................         39,881        291,273
                                                                    ------------   ------------


Income (loss) before taxes ......................................     (1,171,728)       123,643
Income tax provision - Note F ...................................            800          1,651
                                                                    ------------   ------------
Net income (loss) ...............................................   $ (1,172,528)  $    121,992
                                                                    ============   ============

Earnings per share:
   Basic:
     Net income (loss) ..........................................   $      (0.18)  $        .02
                                                                    ============   ============
   Diluted:
     Net income (loss) ..........................................   $        N/A   $        .02
                                                                    ============   ============
 Weighted average common and common equivalent shares:

      Basic .....................................................      6,681,095      5,078,180
                                                                    ============   ============
      Diluted ...................................................      8,094,548      5,474,009
                                                                    ============   ============


                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                     Common Stock         Additional
                                                     ------------           Paid In     Accumulated
                                               Shares        Amount         Capital        Deficit          Total
                                           ------------   ------------   ------------   ------------    ------------
Balance at March 31, 1998 ..............      4,526,430   $      4,526   $ 12,251,161   $(11,952,149)   $    303,538

Exercise of options and warrants .......         86,000             86         30,499                         30,585
Common shares issued ...................      1,017,500          1,018        391,983                        393,001
Net income .............................                                                     121,992         121,992
                                           ------------   ------------   ------------   ------------    ------------

Balance at March 31, 1999 ..............      5,629,930   $      5,630   $ 12,673,643   $(11,830,157)   $    849,116

Exercise of options ....................         33,600             34          8,945                          8,979
Common shares issued ...................      2,068,730          2,069        847,931                        850,000
Net Income .............................                                                  (1,172,528)     (1,172,528)
                                           ------------   ------------   ------------   ------------    ------------

Balance at March 31, 2000 ..............      7,732,260   $      7,733   $ 13,530,519   $(13,002,685)   $    535,567
                                           ============   ============   ============   ============    ============


                 See notes to consolidated financial statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended March 31,
                                                          ----------------------------
                                                              2000             1999
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $ (1,172,528)   $    121,992
   Adjustments to reconcile net income
       to net cash used in operating activities:
     Depreciation and amortization ....................         39,582          34,765
   Changes in assets and liabilities:
     Receivables ......................................        292,742       1,152,969
     Inventory ........................................         91,602          17,566
     Pre-contract costs ...............................        (43,683)       (176,317)
     Prepaid expenses .................................         11,717         137,645
     Other assets .....................................             --         (59,215)
     Accounts payable .................................         59,769        (159,655)
     Accrued compensation .............................         24,467         (59,314)
     Other accrued liabilities ........................        (89,010)        (10,458)
                                                          ------------    ------------
         NET CASH PROVIDED (USED)
           IN OPERATING ACTIVITIES ....................       (785,342)        999,978
CASH FLOWS FROM INVESTING ACTIVITY:
     Capital additions ................................         (7,289)         (7,630)
                                                          ------------    ------------
         NET CASH  USED IN
           INVESTING ACTIVITIES .......................         (7,289)         (7,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants ...........          8,979          30,585
     Net proceeds (repayment) - export financing ......             --      (1,231,312)
     Payment of long term debt ........................        (45,368)       (284,732)
     Increase (decrease) in other long term debt ......       (115,000)        172,500
     Proceeds from sale of common stock ...............        850,000         393,001
                                                          ------------    ------------
         NET CASH PROVIDED (USED) IN
           FINANCING ACTIVITIES .......................        698,611        (919,958)
                                                          ------------    ------------
         NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS .......................        (94,020)         72,390

         CASH AND CASH EQUIVALENTS AT
           THE BEGINNING OF THE YEAR ..................        449,801         377,411
                                                          ------------    ------------
         CASH AND CASH EQUIVALENTS AT
           THE END OF THE YEAR ........................   $    355,781    $    449,801
                                                          ============    ============
         CASH PAID DURING PERIOD
           Interest ...................................   $     18,407    $    240,318
           Income Taxes ...............................   $        800    $      1,651

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF THE COMPANY: Perceptronics, Inc., (the "Company") is a company in transition. The Company has currently focused entirely on building a new position in commercial products and services for Internet Collaborative Interactivity from its previous dual focus on networking technology and defense simulation product and services. We call our new Internet product line the IC3D-TM- Framework.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics Inc. (the "Company") and it's wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses during the fiscal year ended March 31, 2000 and requires substantial amounts of working capital to support its operations. At March 31, 2000, current liabilities exceed current assets by $357,000. The Company continues to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $530,000 at March 31, 2000 are past due. The Company's cash flow during the fiscal year ended March 31, 2000 was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products. Since September 30, 1999, the Company has raised $845,000 of investment capital, which has been the primary source of funding for continuing operations. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SALE OF PGTS TRAINING SYSTEM ASSETS: On December 27, 1999, the Company and Eidetics Corporation executed a Memorandum of Understanding regarding the sale of the PGTS product line to Eidetics Corporation. In March 2000, the Company commenced significant discussions with Eidetics Corporation leading to the sale of substantially all of the inventory, leaseholds, equipment and certain identifiable intangible assets of it's PGTS Training System product line. The agreement of sale is expected to be completed and signed by the parties by the end of June 2000. The book value of the assets being sold is $320,000. The equipment is fully depreciated and has been valued at $10,000 and the identifiable intangible assets, which are not capitalized, are valued at $140,000 for a total purchase price of $470,000.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In consideration for the purchase of the product line assets, Eidetics Corporation is paying off a bank loan of the Company's valued at $134,000 and a loan with the Small Business Administration valued at $43,000. Eidetics is also assuming the Company's account payable liability of $293,000 with a foreign support services representative.

The company will also be entitled to royalty payments under the agreement on future PGTS Training System sales by Eidetics for a four-year period from the date of the sale.

Operating results of the PGTS Training Systems product line were as follows:

                                   2000                            1999
                                   ----                            ----

Net sales                       $        -                      $ 2,827,000
Net income (loss)               $ (451,000)                     $    33,000


As of March 31, 2000, inventories being sold were written down $140,000 consistent with the agreed upon fair market value. Upon completion of the sale, the Company will report a gain of approximately $150,000, applicable to the fully depreciated equipment and the identifiable intangible assets.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

INVENTORY: Inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

PRE-CONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability of costs is probable) are accounted for as pre-contract costs. No revenues or profits have been recognized on these costs. At March 31, 2000 and March 31, 1999 deferred pre-contract costs were $220,000 and $176,317 respectively.

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

                           PERCEPTRONICS, INC., AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION: During fiscal 2000 and 1999, 12% and 69% of the Company's total revenues resulted from products sold to commercial customers who were either foreign governments or domestic or foreign companies, respectively. Sales of products and services related to United States Government contracts were 88% and 31% of total revenues, respectively. Of the U.S. Government contract sales, 100% and 90% were for contracts that provided for reimbursement of cost plus fixed-fees and 0% and 10% were fixed price contracts. All sales were recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) are incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion.

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

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The following table summarizes the calculation of basic and diluted earnings per share for the years ended March 31:


                                           2000                       1999
                                           ----                       ----

Numerator:
    Basic and diluted earnings
    per share -- net income (loss)    $(1,172,528)                 $   121,992
                                      ============                 ===========

Denominator:
    Basic earnings per share --
    weighted average number of
    common shares outstanding
    during the year                     6,681,095                    5,078,180

Incremental common shares
    attributable to assumed
    exercise of outstanding
    stock options                       1,413,453                      395,829
                                      ------------                 -----------

Denominator for diluted earnings
    per share                           8,094,548                    5,474,009
                                      ============                 ===========

Basic earnings (loss) per share          $  (0.18)                  $     0.02
                                      ============                 ===========

Diluted earnings (loss) per share     $       N/A                  $      0.02
                                      ============                 ===========

The calculations of earnings excluded the effect of the assumed exercise of the following numbers of outstanding common stock options and warrants because their effect was antidilutive: 920,300 in 2000 and 40,300 in 1999.

                  PERCEPTRONICS, INC., AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - RECEIVABLES

At March 31, 2000 there were no billed receivables. At March 31, 1999 there were $133,881 of billed receivables that represented amounts that had been invoiced on commercial and United States Government contracts that remained unpaid at year-end. Since the third quarter of fiscal year 2000 there were no active contracts consequently there were no billed receivables at year-end.

Unbilled receivables at March 31, 2000 are $10,501 and at March 31, 1999 are $151,580. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contract.

The amount of contract retention included in unbilled receivables was $10,501 in fiscal 2000 and $70,000 in fiscal 1999.

The books and records of the Company are subject to audit by the Defense Contract Audit Agency (DCAA). The Company's overhead costs have been audited and approved by the DCAA through fiscal year 1997. The Company believes that it is in substantial compliance with Government record-keeping and cost-allocation requirements, and does not expect any significant adjustments as a result of the future audit of 1999 and 1998 overhead costs. As discussed in Note E, a large multi-year contract, which was completed in fiscal 1994 remains open.

NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at March 31:

                                                   2000              1999
                                                   ----              ----

     Computers and other equipment             $   343,953      $   336,664
     Leasehold improvements                        118,069          118,069
     Machinery & equipment                         320,006          320,006
     Office furniture & fixtures                    43,224           43,224
                                                ----------       ----------
                                                   825,252          817,963
     Accumulated depreciation & amortization       787,213          747,631
                                                ----------       ----------
                                               $    38,039     $     70,332
                                                ==========       ==========


Depreciation expense was $39,582 in fiscal 2000 and $34,765 in fiscal 1999.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - LONG-TERM DEBT AND OTHER FINANCING

Long-term debt included the following at March 31:


                                                                                  2000           1999
                                                                                  ----           ----
Note Payable - Small Business Administration (SBA), secured
by Company assets, payable in monthly installments of $782
including interest at 4% per annum, due November 2004.                         $ 43,014       $ 46,908

Note Payable - Bank guaranteed by Small Business
Administration, secured by Company assets, payable in
monthly installments of $4,329 including interest at prime rate plus 2.75 percentage points, due November 2002.  At March
31, 2000 the Company is past due on four monthly payments.                      126,538        151,259

Note Payable - Consultant issued to resolve open accounts payable balance.
Payable in monthly installments of $4,521 including interest at 8% per annum, due April 2000. At March 31, 2000 the Company is past due on eight monthly
payments.                                                                        39,363         56,116
                                                                               --------       --------
                                                                                208,915        254,283
Current portion of long-term notes payable                                      105,886         96,629
                                                                               --------       --------
                                                                               $103,029       $157,654
                                                                               ========       ========

With respect to the note payable with the SBA ($43,014) and the note payable with the bank ($126,538) these loans are to be paid off by Eidetics Corporation under the terms of the agreement to purchase the PGTS Training Systems assets.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Maturities of long-term debt are as follows:

      March 31,
      ---------
         2001              $105,886
         2002                55,015
         2003                33,740
         2004                 8,977
         2005                 5,297
                           --------
                           $208,915
                           ========

Short-term debt included the following at March 31, 2000 and 1999:

As of March 31, 2000 and 1999, there is a loan outstanding of $50,000 with a foreign customer and a note with a former employee of $4,000. The notes bear interest at 6% per year. The terms of the note required repayment by March 1, 1996 and December 31, 1995 respectively; however, the Company was unable to repay the notes because of cash flow problems. The Company intends to pay off the notes, as cash flow is available to do so.

NOTE E - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS: Approximate future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 31, 2000 consisted of the following:

         2001                                        $   65,700
         2002                                                 -
         2003                                                 -
         2004                                                 -
         2005 and beyond                                      -
                                                   ------------
                                                      $  65,700
                                                   ============

Rent expense was $207,000 in fiscal year 2000 and $255,000 in fiscal year 1999.


DCAA - AUDIT: The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 2000, there is a DCAA audit open of a large multi-year contract which was completed in 1994. The Company believes the costs charged to this contract were proper and should not result in any significant adjustments. The Company has provided $100,000 in reserve for possible contract price adjustments at March 31, 2000. The amount reserved is believed to be adequate and is included in accrued liabilities.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - INCOME TAXES

The provision for income taxes consist of the following:

                                             YEAR ENDED MARCH 31,
                                       ------------------------------
Current:                                    2000             1999
                                            ----             ----
     Federal                              $       -        $     851
     State                                      800              800
                                        -----------     ------------
                                                800            1,651

Deferred:
    (Increase) decrease in benefit
       of NOL carryforwards                (460,000)         123,000
    Increase (decrease) in valuation
       allowance                            460,000         (123,000)
                                        -----------     ------------
                                          $     800        $   1,651
                                        ===========     ============

At March 31, 2000, the Company has net operating loss (NOL) carryforwards of approximately $22,300,000 for federal income tax purposes and $1,300,000 for state income tax purposes, respectively, expiring in varying amounts through 2015. At March 31, 2000, approximately $750,000 of state net operating losses expired. The Federal NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined by the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. State net operating loss carryforwards at March 31, 2000 expire between 2001 and 2005, if not utilized.

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

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be sufficient to realize the recorded deferred tax asset of $7,407,000 net of a valuation allowance of $6,474,000.

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

Federal income tax NOL carryforwards will expire between fiscal 2001 and 2015 and state income tax operating loss carryforwards will expire between fiscal 2001 and 2005 if not used to offset taxable income.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.
                                                           2000          1999
                                                           ----          ----
         Federal statutory rate                           34.00 %        34.00 %
         Increase (reductions) in taxes due to:
            State income taxes (net of federal benefit)    5.83 %         6.13 %
            Valuation allowance adjustment               (39.90)%       (38.78)%
                                                        --------        -------
                                                          (0.07)%          1.35%
                                                        ========        =======

Income taxes paid amounted to $800 in fiscal 2000 and $1,651 in fiscal 1999.


NOTE G - EMPLOYEE BENEFITS

The Company has a combined profit sharing and retirement/savings plan qualifying for treatment under Internal Revenue Code Section 401(k). All employees aged 21 and older, except those covered by a collective bargaining agreement, are eligible following six months of employment in which at least 500 hours are paid. Under the profit sharing portion of the plan, contributions to the plan are determined by the Board of Directors and are allocated among eligible participants in proportion to their salaries. There were no contributions made by the Company in fiscal 2000 and 1999. Under the retirement/savings portion of the plan, the Company may match 75% of eligible employees' voluntary contributions to a maximum of 4.5% of their salaries. There were no Company matching contributions made under the retirement/savings plan portion in fiscal 2000 and 1999.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - SHAREHOLDERS' EQUITY

The Company's 1982 Employee Incentive Stock Option Plan, as amended, authorized the issuance of options to purchase 690,000 shares of common stock which may be granted to employees, including officers, of the Company. No options may be granted under this plan after November 1992. Options to purchase 37,800 shares were outstanding and exercisable under this plan at March 31, 2000 and 1999.

In September 1992, the Company's shareholders approved the 1992 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 300,000 shares of Common Stock which may be granted to employees, directors, consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later than ten years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 250,250 and 230,000 shares were outstanding under this plan at March 31, 2000 and March 31, 1999, of which 231,850 and 194,900 shares were exercisable.

The 1988 Directors' Option Plan authorizes the issuance of options to purchase 100,000 shares of common stock. The options are automatically granted on April 1 of each year and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise prices may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 18,000 and 32,000 shares were outstanding and exercisable under this plan at March 31, 2000 and 1999, respectively. No options can be granted under this plan after July 1998.

In September 1999, the Company's shareholders approved the 1999 Stock Option Plan for Non Employee Directors. The Non Employee Director's plan authorizes the issuance of options to purchase 250,000 shares of common stock. Options are automatically granted under the plan on September 14, 1999 and on April 1st of each year thereafter and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise price may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 62,500 shares were outstanding on March 31, 2000.

In September 1999, the Company's shareholders approved the 1999 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 500,000 shares of Common Stock which may be granted to employees and consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


non-qualified stock options may not be less than 85% of the fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later then 10 years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). There were no options to purchase common stock outstanding under this plan at March 31, 2000.

Effective September 29, 1999 the Company's Board of Directors approved the adoption of a stock compensation plan to compensate certain qualified consultants. The plan allows for the issue of 300,000 shares of common stock. Under the plan the Board of Directors makes a determination of the value of the services rendered by the consultant and authorizes the issuance of shares valued at 100% of the fair market value at the date the shares are granted. At March 31, 2000, 150,000 shares of common stock had been issued to qualified consultants.

On February 4, 2000, the Company granted non-qualified stock options pursuant to employment agreements with two employees. The non-qualified stock options for the issuance of 465,000 shares of common stock were issued to the two employees at an exercise price of $.77. The option shares become exercisable in installments and at March 31, 2000, there were 50,000 shares exercisable.

Changes in the status of options are summarized as follows for fiscal years ended March 31:


                                                                 2000                1999
                                                                 ----                ----
Outstanding at beginning of year...........                    299,800             310,300
Granted....................................                    618,500              46,000
Canceled or expired........................                    (51,150)            (20,500)
Exercised..................................                    (33,600)            (36,000)
                                                              ----------         -----------
Outstanding at end of year.................                    833,550             299,800
Available for grant at end of year.........                    687,650              48,000
Price range of options:
  Outstanding at end of year...............                  $.11 - $3.00        $.11 - $3.00
  Exercised................................                  $.18 - $ .56        $.11 -  $.63


At March 31, 2000 and 1999, options for the purchase of 400,150 and 264,970 shares were exercisable.

                                            PERCEPTRONICS, INC., AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



At March 31, 2000 the following warrants to purchase common shares were outstanding:


         QUANTITY                  EXERCISE PRICE                EXPIRATION DATE
         --------                  --------------                ---------------

          5,000                          $.57                    June 21, 2000
         60,000                          $.34                    August 16, 2000
        130,000                         $1.00                    August 16, 2000
         50,000                          $.32                    December 31, 2000
        750,000                         $1.00                    February 14, 2001
         44,693                          $.32                    October 30, 2002
        100,000                          $.25                    November 18, 2002
        111,111                          $.56                    November 30, 2002
        400,000                          $.25                    December 14, 2002
         30,000                          $.50                    December 17, 2002
         50,000                          $.25                    December 20, 2002
         44,693                          $.29                    January 28, 2003
         28,809                          $.78                    January 31, 2003
         75,000                          $.50                    February 18, 2003
         25,000                          $.30                    March 06, 2003
         57,143                          $.57                    March 16, 2003
        240,000                          $.50                    March 30, 2003
         45,264                          $.74                    April 28, 2003
         66,667                          $.75                    June 5, 2003
         55,556                          $.75                    June 10, 2003
        200,000                          $.75                    June 17, 2003
        444,444                          $.70                    June 17, 2003
         55,556                          $.75                    July 1, 2003
         51,540                          $.53                    July 28, 2003
         54,307                          $.47                    October 26, 2003
        222,222                          $.56                    December 2, 2003
         37,500                          $.75                    January 29, 2004
         37,500                          $.75                    February 5, 2004
         50,000                          $.85                    April 6, 2004
          5,000                          $.97                    May 4, 2004
        200,000                          $.85                    July 6, 2004
         60,000                          $.44                    October 31, 2004
         20,000                          $.50                    November 3, 2004
         20,000                          $.50                    November 3, 2004
         40,000                          $.50                    November 3, 2004


                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


(In thousands, except per share amount)        2000                       1999
                                               ----                       ----

         Net earnings
                  As reported               $(1,172.5)                 $  122.0
                  Pro forma                 $(1,923.0)                 $   87.3

         Net earnings per share
                  As reported               $   (0.18)                 $   0.02
                  Pro forma                 $   (0.29)                 $   0.02


The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 20% and 20%, risk-free interest rates of 5.00% and 5.00%, and expected lives of 5 years.

During the fiscal year ended March 31, 2000, the Company entered into stock purchase subscription agreements with several investors for the purchase of 1,907,618 shares of common stock for a purchase price of $770,000. The subscription agreements also provide for the issuance of warrants to the investors for the purchase of up to 1,843,333 shares of common stock at exercise prices that range from $.25 to $1.00. The Company also issued 11,112 shares of common stock upon receipt of $5,000 which was due the Company on a subscription agreement from the prior fiscal year.

During the fiscal year ended March 31, 2000, the Company issued warrants to consultants and advisors, under the terms of agreements with these consultants and advisors, for the purchase of up to 448,809 shares of common stock at exercise prices that range from $.44 to $.85.

                       PERCEPTRONICS, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - SIGNIFICANT CUSTOMERS


During fiscal year 2000, sales to the United States Government were approximately $640,000 (88% of total sales). All other customers accounted for approximately $80,000 (12% of total sales). During fiscal year 1999, sales to the Government of Egypt for TOW PGTS simulator systems were approximately $2,700,000 (63% of total sales) and sales to the United States Government were approximately $1,300,000 (31% of total sales). All other customers accounted for approximately $300,000 (6% of total sales).

                                INDEX TO EXHIBITS


                        EXHIBITS AND REPORTS ON FORM 8-K


                  (a) Exhibit Index (Management contracts, compensation plans and arrangements are identified by (*).

                             3.1    Certificate of Incorporation, as amended (1)

                             3.2    By-Laws amended. (1)

                          * 10.1    1992 Stock Option Plan

                          * 10.2 Employment Agreement with Gershon Weltman dated August 1, 1989 and First Amendment dated October 22, 1991.

                          * 10.3    1988 Directors' Stock Option Plan.

                          * 10.4 Second Amendment to Employment Agreement with Gershon Weltman dated August 27, 1996.
                                    (2)

                          * 10.5 Employment agreement with Thomas Lubaczewski dated January 1, 1997. (3)

                            10.6 Loan Agreement and note dated September 23, 1997 between the Company and The Pacific Bank. (4)

                            10.7    1999 Stock Option Plan (5)

                            10.8 1999 Stock Option Plan for Non-Employee Directors (5)

                            10.9 Employment Agreement with Richard Moskowitz dated January 3, 2000 and Memorandum of Agreement dated November 19, 1999. (6)

                            10.10 Employment Agreement with Andreas Kemkes dated February 4, 2000.

                            10.11   Stock Compensation Plan for Consultants (7)

                            21.1    Subsidiaries

                            27.1    Financial Data Schedule

                  (b) The registrant filed no reports on Form-8K during the quarter ended March 31, 2000

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 9, 2000.

(2) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1996.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1997.

(4) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.

(5) Incorporated by reference to the Company's Form 10-QSB for the quarterly Period ended September 30, 1999.

(6) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended December 31, 1999.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 15, 1999.