Form 10QSB
period 2000-06-30
PERCEPTRONICS INC
filed 2000-08-17
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended JUNE 30, 2000

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                  to
                                   ------------------   -----------------.

                           Commission File No: 0-12382

                               PERCEPTRONICS, INC.
                               -------------------
             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                            95-2577731
           ---------------------                 ---------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           Identification Number)

     21010 ERWIN STREET, WOODLAND HILLS, CA              91367
    ----------------------------------------        ----------------
    (Address of Principal Executive Offices)           Zip Code

       Registrant's telephone number, including area code: (818) 884 7470

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE


           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK - $.001 PAR VALUE
                         -------------------------------
                                 (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [7,763,760] SHARES OF COMMON STOCK AS OF JUNE 30, 2000

     Transitional Small Business Disclosure Format (check one):
Yes     No   X
    ---     ---

                                     1 of 19

                                      INDEX

                       PERCEPTRONICS, INC. AND SUBSIDIARY

                                                                                                     PAGE
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements                                                                    3

         Consolidated Balance Sheets, Perceptronics, Inc. and subsidiary, June 30, 2000 and
         March 31, 2000.                                                                              3

         Consolidated Statements of Operations, Perceptronics, Inc. and subsidiary, three
         months ended June 30, 2000 and June 30, 1999.                                                5

         Consolidated Statements of Cash Flows, Perceptronics, Inc. and subsidiary, three
         months ended June 30, 2000 and June 30, 1999.                                                6

         Notes to Consolidated Financial Statements.                                                  7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations.                                                                                      11

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.                                              15

     Item 5.  Other Information.                                                                      15

     Item 6.  Exhibits and Reports on Form 8-K.                                                       18


                                     2 of 19

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    JUNE 30, 2000       MARCH 31, 2000
                                                                ------------------   ------------------
     ASSETS:
     CURRENT ASSETS:
     Cash and short term investments                             $         59,100    $         355,781
     Receivables-Note C                                                    10,573               10,573
     Inventory-Note D                                                      80,620               80,620
     Pre-contract Costs                                                   220,000              220,000
     Prepaid expenses                                                      16,170               17,620

     TOTAL CURRENT ASSETS:                                                386,463              684,594

     EQUIPMENT & LEASEHOLD IMPROVEMENTS, AT COST                          825,252              825,252
     Less accumulated depreciation and amortization                       797,109              787,213
                                                                ------------------   ------------------

                                                                           28,143               38,039

     Deferred Taxes                                                       932,566              932,566
     Other Assets                                                          82,930               82,930

     TOTAL ASSETS                                                $      1,430,102    $        1,738,129
                                                                ==================   ==================

     LIABILITIES AND SHAREHOLDERS' EQUITY:
     CURRENT LIABILITIES:
     Current portion of long term debt-Note E                    $        105,886    $         105,886
     Short term debt                                                       50,000               54,000
     Accounts payable                                                     571,955              588,211
     Accrued compensation                                                 192,985              172,499
     Note to Affiliates                                                     4,000                    -
     Other accrued liabilities                                            122,185              121,437
                                                                ------------------   ------------------

     TOTAL CURRENT LIABILITIES:                                         1,047,011            1,042,033

     LONG-TERM LIABILITIES:
     Long term debt, net of current portion-Note E                        103,029              103,029
     Other long term liabilities                                           57,500               57,500
                                                                ------------------   ------------------

     TOTAL LIABILITIES                                                  1,207,540            1,202,562



                 See notes to consolidated financial statements

                                     3 of 19

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)


     COMMITMENTS AND
     CONTIGENCIES

     SHAREHOLDERS' EQUITY:
     COMMON STOCK, par value $.001 per share,
     authorized 15,000,000 shares, issued and outstanding
     7,732,260 shares at 3/31/2000 and 7,750,760
     shares at 6/30/2000                                                7,751                      7,732
     Additional paid in capital                                    13,538,321                 13,530,520
     Accumulated deficit                                         (13,323,510)               (13,002,685)
                                                           -------------------        -------------------

     TOTAL SHAREHOLDERS' EQUITY                                       222,562                    535,567

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $       1,430,102         $        1,738,129
                                                           ===================        ===================



                 See notes to consolidated financial statements

                                     4 of 19

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                           Three months
                                                                                           Ended June 30
                                                                                    2000                         1999
                                                                             ----------------------------------------------
     Net Sales                                                                 $         -                $     382,410
     Cost of Sales                                                                  16,509                      318,572
                                                                                    -------                     -------

     Gross Profit                                                                  (16,509)                       63,838

     Costs and expenses:
     Selling, general and administrative                                           186,031                      207,310
     Research & development                                                        113,537                            -

                                                                                   --------                    ---------
     Operating income (loss)                                                      (316,077)                    (143,472)

     Interest income                                                                 1,012
     Interest expense                                                               (5,760)                     (20,351)
                                                                                   --------                    ---------
     Income (loss) before taxes                                                   (320,825)                    (163,823)
     Income tax provision                                                                -                            -

     Net Income (loss)                                                         $  (320,825)               $    (163,823)


     Earnings per share:
            Basic:  Net income (loss)                                          $     (0.04)               $       (0.03)

            Diluted:  Net income (loss)                                                N/A                          N/A


            Weighted  average common and common equivalent shares:
                      Basic-Note F                                               7,741,510                    5,642,536

                      Diluted-Note F                                                   N/A                          N/A


                 See notes to consolidated financial statements

                                     5 of 19

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                  June 30
                                                                             ------------------------------------------
                                                                                       2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                        $  (320,825)         $   (163,823)
       Adjustments to reconcile net income to net cash
           used in operating activities:
           Depreciation and amortization                                              9,896                 9,896

       Changes in assets and liabilities:
           Receivables                                                                    -                38,672
           Inventory                                                                      -                     -
           Prepaid expenses                                                           1,450               (91,861)
           Pre-contract costs                                                             -               (13,533)
           Other assets                                                                   -                (1,887)
           Accounts payable                                                         (16,256)                79,705
           Accrued compensation                                                      20,486                 1,360
           Notes to affiliates                                                        4,000                     -
           Other accrued liabilities                                                    748                   749
                                                                         --------------------    -----------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                                  (300,501)             (140,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions                                                                         -                    -

Net cash (used) in investing activities                                                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants                                             480                 5,109
     Net proceeds-export financing                                                        -                99,701
     Payment of long-term debt                                                       (4,000)              (23,049)
     Decrease in other long-term debt                                                     -               (34,500)
     Proceeds from sale of common stock                                               7,340                 5,000

     Net cash provided in financing activities                                        3,820                52,261

NET (DECREASE) IN CASH                                                             (296,681)              (88,461)

Cash, beginning of period                                                           355,781               449,801
                                                                         --------------------    -----------------

Cash, end of period                                                             $    59,100          $    361,340
                                                                         ====================    =================

Cash paid during period for income taxes                                        $         -          $          -
Cash paid during period for interest expense                                    $     5,760          $     10,037


                 See notes to consolidated financial statements

                                     6 of 19

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in opinion of management, of a normal recurring nature. Results for the three-month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY: Perceptronics, Inc., the "Company" designs, develops, manufactures and markets computer-based simulation systems and software for military and commercial training and decision support.

PRINCIPALS OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics, Inc., ("the Company") and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At June 30, 2000, current liabilities exceed current assets by $660,548. The Company continues to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $571,955 at June 30, 2000 are past due and certain vendors continue to require cash in advance to delivery terms for goods and services. The Company's cash flow during the three months period ended June 30, 2000 was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. The ability of the Company to operate profitably and generate sufficient positive cash flows is dependent on the award of new contracts and raising additional investment capital to fund development of commercial software products. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SALE OF PGTS TRAINING SYSTEM ASSETS: On December 27, 1999, the Company and Eidetics Corporation executed a Memorandum of Understanding regarding the sale of the PGTS product line to Eidetics Corporation. In March 2000, the Company commenced significant discussions with Eidetics Corporation leading to the sale of substantially all of the inventory, leaseholds, equipment and certain identifiable intangible assets of it's PGTS Training System product line. The sale was completed on July 20, 2000. The book value of the assets sold was $319,687. The equipment is fully depreciated and has been valued at $10,000 and the identifiable intangible assets, which are not capitalized, are valued at approximately $140,000 for a total purchase of $470,627.

                                     7 of 19

In consideration for the purchase of the product line assets, Eidetics Corporation is paying off a bank loan of the Company's valued at $126,538 and a loan with the Small Business Administration valued at $43,014. Eidetics is also assuming the Company's account payable liability of $293,095 with a foreign support services representative.

The Company will also be entitled to royalty payments under the agreement on future PGTS Training System sales by Eidetics for a four-year period from the date of sale.

Operating results of the PGTS Training System product line were as follows:

                                                2000                  1999
                                                ----                  ----

Net sales                                    $        -           $2,827,000
Net income (loss)                            $ (451,000)          $    33,000


As of March 31, 2000, inventories being sold were written down $140,000 consistent with the agreed upon fair market value. Upon completion of the sale, the Company will report a gain of approximately $150,000, applicable to the fully depreciated equipment and the identifiable intangible assets.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered cash equivalents.

INVENTORY: Inventory is stated at cost, which is not in excess of market. Cost is determined principally by the first-in, first-out method.

PRECONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as precontract costs. No revenues or profits have been recognized on these costs. At June 30, 2000 and March 31, 2000 deferred precontract costs were $220,000 and $220,000 respectively.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS: Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives, which range from 3 to 5 years. Amortization of leasehold improvements is provided by the straight-line method over the shorter of the useful lives or the terms of the leases.

REVENUE RECOGNITION: All sales were recorded using the percentage-of-completion (cost to cost) method of accounting. Under this method, sales are recorded at costs (including general and administrative expenses) are incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion. General and administrative expenses in excess of rates billed on contracts are recorded in the period incurred. Costs related to anticipated future losses on contracts are accrued and charged to expense in the period when the losses are identified.

INCOME TAXES: Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes. Deferred income taxes are the result of the recognition of tax benefits that management expects to realize from the utilization of net operating loss carryforwards. The amounts recorded are net of valuation allowance and represent management's estimate of the amount that is more likely than not to be realized.

                                     8 of 19

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

NOTE C - RECEIVABLES

Unbilled receivables at March 31, 2000 and June 30, 2000 are $10,501 and $10,501 respectively. These balances recognized under the percentage-of-completion method of accounting and have not been billed because of the billing terms of the contracts.

The amount of contract retention included in unbilled receivables was $10,501 at March 31, 2000 and June 30, 2000.

NOTE D - INVENTORY

Inventory was $80,620 at March 31, 2000 and June 30, 2000. Inventory consists of raw materials and components parts.

NOTE E - LONG TERM DEBT

Long-term debt included the following at June 30 and March 31, 2000:


                                                                     June 30,            March 31,
                                                                       2000                2000
                                                                       ----                ----
Note Payable-Small Business Administration, secured by
Company assets, payable in monthly installments of $782
Including interest at 4% per annum, due November 2004.              $ 43,014             $ 43,014

Note Payable-Bank guaranteed by Small Business
Administration, secured by Company assets, payable
In monthly installments of $4,329 including interest at
Prime rate plus 2.75 percentage points, due November
2002.                                                               $126,538             $126,538

Note Payable-Consultant issued to resolve open accounts
Payable balance.  Payable in monthly installments of $4,521
Including interest at 8% per annum, due April 2000.                 $ 39,363             $ 39,363
                                                                    --------             --------
                                                                     208,915              208,915

Current portion of long-term notes payable                           105,886              105,886
                                                                    ========             ========
                                                                    $103,029             $103,029


With respect to the note payable with the SBA ($43,014) and the note payable with the bank ($126,538) these loans are to be paid off by Eidetics Corporation under the terms of the agreement to purchase the PGTS Training Systems assets.

                                     9 of 19

Maturities of long-term debt are as follows:

                        JUNE 30,
                        --------

                          2001                              $105,886
                          2002                                 55,015
                          2003                                 33,740
                          2004                                  8,977
                          2005                                  5,297
                                                            ---------
                                                             $208,915

Short-term debt included the following at June 30, 2000 and March 31, 2000:

As of June 30, 2000 and March 31, 2000, there is a loan outstanding of $50,000 with a foreign customer and a note with a former employee of $4,000. The notes bear interest at 6% per year. The terms of the note required repayment by March 1, 1996 and December 31, 1995 respectively; however, the Company was unable to repay the notes because of cash flow problems. The Company intends to pay off the notes, as cash flow is available to do so.

NOTE F - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share". Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement of became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three-month periods ended June 30, 2000 and 1999 are as follows:


                                                                QUARTER ENDED
                                                                   JUNE 30,
                                                                -------------
                                                       2000                       1999
                                                       ----                       ----
Weighted average common shares
      Outstanding                                    7,741,510                 5,642,536

Diluted stock options and warrants
      Based on treasury stock method                       N/A                   838,392
                                                     ---------                 ---------
Diluted shares                                             N/A                 6,480,928
                                                     =========                 =========

                                    10 of 19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company has focused entirely on developing new commercial products in the area of Internet Collaboration during the past fiscal year. The product, called the IC3Dtm Framework, is directed toward the rapidly growing market for multi-person, online, collaborative interactions in 3D virtual environments, animation and streaming media accessed over the Internet. The major market applications for the IC3D Framework are entertainment, education, e-commerce and business communication. The Company has historically engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment.

RESULTS OF OPERATIONS

NET SALES. Net sales for the three-month period ended June 30, 2000, decreased by $ 382,410 or 100% compared to the comparable three-month period in the prior fiscal year. Sales of training simulator systems and components decreased $5,000 or 100% because there were no sales during the three-month period ended June 30, 2000. During the three-month period ended June 30, 1999, the sales of $5,000 consisted of small orders for parts and maintenance simulation. Simulation network technology sales decreased $377,410 or 100% because there were no sales during the three-month period ended June 30, 2000. During the three-month period ended June 30, 1999, the sales of $377,410 consisted of work on a U.S. Government SBIR Phase II contract and a State of California contract related to initial development of the Company's new IC3D Framework for collaborative interaction on the Internet.

COST OF SALES. Cost of sales for the three-month period ended June 30, 2000 decreased 100% as a result of the 100% decrease in sales discussed above. The decrease in cost of sales is not proportional to the decrease in net sales because of certain fixed and semi-fixed expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $15,114 or 7% in the three-month period ended June 30, 2000 compared to the comparable three-month period in the prior fiscal year. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified. As previously reported, during the third quarter of fiscal 2000 the Company moved its principal office into a smaller space, which resulted in a substantial reduction in rent expense for the balance of the year. The Company also moved from a rented storage facility during the forth quarter of the 2000 fiscal year. In addition, the Company stopped paying rent on its PGTS manufacturing facilities as of May 30, 2000 in accordance with its PGTS Asset Sale Agreement with Eidetics Corp. Also during the 2000 fiscal year and the quarter ended June 30, 2000 reductions were made in personnel to reduce payroll related expenses.

INTEREST EXPENSE. Interest expense decreased $14,591 or 71% in the three-month period ended June 30, 2000 compared to the comparable three-month period in the prior fiscal year. There was no interest expense associated with any export credit facility during the twelve-month period ended March 31, 2000 and the three-month period ended June 30, 2000.

BACKLOG. The Company's firm contract backlog at June 30, 2000 was $3,290,047. This included a new $2,998,000 contract from the Government of Egypt for Improved TOW PGTS training simulator systems and a new $292,047 contract from the U.S. Simulation, Training and Instrumentation Command (STRICOM) for R&D in the area of High Level Architecture for networked simulation. At June 30, 1999, firm contract backlog was $350,000. The term "firm contract backlog" refers to the aggregate revenue remaining under contracts held by the Company. The Egypt contract was transferred to Eidetics corporation as part of the sale of the PGTS product line. The company will receive a royalty on this contract under the terms of the sale agreement.

                                    11 of 19

LIQUIDITY AND CAPITAL RESOURCES. The Company is experiencing severe liquidity problems due to a lack of revenues and the absence of cash reserves. At June 30, 2000, the Company's unrestricted cash balances of $59,100 were the result of equity investments made during the third and forth quarter of fiscal 2000. The Company had negative working capital of $660,548 at June 30, 2000, compared to negative working capital of $103,000 at June 30, 1999. The Company continues to have difficulty in meeting all of its obligations as they come due. At June 30, 2000, vendor accounts totaling $571,955 are past due. The lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference

During the first quarter, the Company signed an agreement with Eidetics Corporation to sell its PGTS training simulator development and manufacturing operation. This Sale Agreement was consummated July 20, 2000. The Company plans to concentrate its efforts on the development of technology and total solutions for collaborative interaction on the Internet and other networks, including its IC3D Framework and IC3D/Wyth software. The Company's management believes that while the PGTS training simulator systems product line has historically been a significant portion of the Company's business and has provided the majority of the Company's revenues, the product line offered less potential for future growth than the Internet related products. There is no assurance that the divestiture of the PGTS product line will improve the Company's viability.

The Company has reduced its level of operations and still requires significant financing from external sources to be able to fund the development of the IC3D Framework commercial software products. There is no assurance that the Company will be able to continue to raise the financing required to fund operations in the future and whether the commercial software products will start to generate revenue and profits. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders. In response to its need to conserve cash resources, the Company has reduced its work force to nine employees and reduced some employee work schedules. The Company continues to pursue U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The new STRICOM contract mentioned above will provide some revenues and cash for Company operations. The Company is also exploring alternative sources for financing such as strategic business alliances and potential business combinations in order to meet the short and long-term objectives.

At June 30, 2000, the Company had a note payable with a bank that is guaranteed by the Small Business Administration (SBA). At June 30, 2000, the principal balance outstanding was $126,538. The note bore interest at prime rate plus 2.75 percentage points with principal and interest payable monthly amortizing over five years. At June 30, 2000, the Company was past due on four of the scheduled monthly payments. The Company also had a note payable directly with the SBA, which had a principal balance of $43,000 at March 31, 2000. Both of the above mentioned notes payable were paid off in full on July 20, 2000 by Eidetics Corporation under the terms of the agreement to purchase the PGTS Training System product line assets.

The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At June 30, 2000, the outstanding balance on this note payable was $39,363. At June 30, 2000, the Company is past due on scheduled monthly payments on this note as a result of the cash flow limitations previously discussed. The Company intends to address this past due note once there is sufficient operating cash flow.


                                    12 of 19

The Company's operating activities used cash of $300,501 during the quarter ended June, 30, 2000 resulting primarily from the operating loss incurred during the period due to reduced sales levels and offset by the collection of receivables.

The Company's investing activities used no cash during the quarter ended June 30, 2000. The Company is primarily a developer of computer software and therefore not capital intensive. The Company does not currently have any material commitments for the purchase of capital assets.

The Company's financing activities provided cash of $3,820 during the three-month period ended June 30, 2000.

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

BUSINESS STRATEGY; IC3D-TM- FRAMEWORK SOFTWARE PRODUCT. A major part of the Company's long term business strategy is to focus on the development of commercial products derived from the Company's defense related technology and expertise in order to expand its customer base and reduce its dependence on defense contracts. As part of this strategy, the Company has obtained a U.S. Government Department of Defense SBIR Phase II Fast Track contract for $750,000to develop and commercialize networking software for commercial on-line, multi-player games involving complex 3D environments ("IC3D-TM- Framework software"). The Company has succeeded in obtaining equity funding of $390,000 to satisfy self-funding requirements under the SBIR contract. The Company will also require additional equity funding to be able to fully commercialize, market and exploit the IC3D-TM- Framework software. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts, or that the IC3D-TM- Framework software will be a commercially feasible product, or that the Company will be able to successfully market the IC3D-TM-Framework software.

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The simulation and internet software markets are characterized by rapid technological change and are highly competitive. The Company's success is dependent on its ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by the Company to anticipate or respond adequately to

                                    13 of 19
technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. The Company has limited manufacturing and marketing capabilities and financial resources and will be dependent upon establishing relationships with strategic and marketing partners to be able to fully exploit the IC3D-TM- Framework software and other commercial products. There can be no assurance that the IC3D-TM- Framework software or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence and intense competition from companies with greater resources than the Company.

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

PROTECTION OF INTELLECTUAL PROPERTY. The Company relies on a combination of trademarks, trade secrets, and other intellectual property law, nondisclosure agreements and other protective measures to preserve its proprietary rights pertaining to its technology and products. Such protection, however, may not preclude competitors from developing products or technology similar or superior to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights to the extent it has the financial resources to do so, there can be no

                                    14 of 19
assurance that these efforts will be successful. Furthermore, there can be no assurance that the Company's products or technologies are not or will not be in violation of the patent rights of third parties.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three-month period ended June 30, 2000, the Company issued 18,500 shares of common stock for a purchase price of $ 7,820 in conjunction with a stock purchase subscription agreement. The common shares and warrants are not registered under the Securities Act in reliance on Section 4(2) thereof.

ITEM 5. OTHER INFORMATION.

     (a) On July 20, 2000, the Company completed the sale of its Precision Gunnery Training System (PGTS) and training simulator operation to Eidetics Corporation, a Torrance, CA based manufacturer of aircraft simulators and other simulation systems. The transaction included, among other things: (1) transfer to Eidetics of the PGTS Assets; (2) payment or assumption by Eidetics of certain liabilities of the Company associated with the PGTS Business; (3) transfer by the Company to Eidetics active contracts and/or proposals in the area of PGTS and training simulator operations including; and (4) payment by Eidetics to the Company for four years of a royalty on all Eidetics business involving the PGTS Assets and/or transfer of the PGTS contracts and proposals.

     The transaction will be recorded as a gain on sale of discontinued operations, with assets and liabilities sold at their fair values.

     The accompanying condensed consolidated financial statements illustrate the effect of the acquisition ("pro forma") on the Company's financial position and results of operations. The condensed consolidated balance sheet as of June 30, 2000 is based on the historical balance sheet of the Company as of that date and assumes the acquisition took place on that date. The condensed consolidated statement of income for the three months ended June 30, 2000 are based on historical statements of income of the Company for that period. The pro forma condensed consolidated statement of income assumes the acquisition took place on April 1, 2000.

     The pro forma condensed consolidated financial statements may not be indicative of the actual results of the sale. In particular, the pro forma financial statements are based on management's current estimate of the sale price, the actual sale price may differ.

     The accompanying condensed consolidated pro forma financial statements should be read in connection with the historical statements of the Company and subsidiary.

     (b)  Pro forma financial information.

               (1) Perceptronics, Inc. pro forma condensed consolidated balance sheet as of June 30, 2000 (Unaudited).

               (2) Perceptronics, Inc. pro forma condensed consolidated statement of operations for the three month period ended June 30, 2000 (Unaudited).


                                    15 of 19

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2000


                                                                    HISTORICAL       PRO FORMA        PRO FORMA
                                                                    STATEMENTS      ADJUSTMENTS        RESULTS
                                                                  ---------------   ------------    ---------------
ASSETS:
CURRENT ASSETS:
Cash and short term investments                                   $       59,100                    $       59,100
Restricted cash                                                                -                                 -
Receivables
      Billed                                                                   -                                 -
      Unbilled                                                            10,501                            10,501
       Other receivables                                                      72                                72
Inventory                                                                 80,620       (80,620)(1)               -
Pre-contract Costs                                                       220,000      (220,000)(1)               -
Prepaid expenses                                                          16,170                            16,170
                                                                  ---------------                   ---------------
       TOTAL CURRENT ASSETS:                                             386,463                            85,843

Equipment & Leasehold Improvements, at cost less
       accumulated depreciation                                           28,143       (12,367)(1)          15,776
Deferred Taxes                                                           932,566                           932,566
Other Assets                                                              82,930        (6,700)(1)          76,230

TOTAL ASSETS                                                      $    1,430,102                    $    1,110,415
                                                                  ===============                   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Current portion of long term debt                                 $      105,886        66,523(1)   $       39,363
Short term debt                                                           50,000                            50,000
Accounts payable                                                         571,955       235,595(1)          336,360
Accrued compensation                                                     192,985                           192,985
Notes to Affiliates                                                        4,000                             4,000
Other accrued liabilities                                                122,185         7,980(1)          114,205
                                                                  ---------------                   ---------------

TOTAL CURRENT LIABILITIES:                                             1,047,011                           736,913

LONG-TERM LIABILITIES:
Long term debt, net of current portion                                   103,029       103,029(1)                -
Other long term liabilities                                               57,500        57,500(1)                -
                                                                  ---------------

TOTAL LIABILITIES                                                 $    1,207,540                    $      736,913
                                                                  ===============                   ===============

SHAREHOLDERS' EQUITY:
COMMON STOCK, par value $.001 per share,
authorized 15,000,000 shares; 5,629,930 shares
issued and outstanding                                                     7,751             -               7,751
Additional paid in capital                                            13,538,321             -          13,538,321
Accumulated deficit                                                  (13,323,510)            -         (13,323,510)


TOTAL SHAREHOLDERS' EQUITY                                               222,562      (150,940)(1)         373,502

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    1,430,102                    $    1,110,415
                                                                  ===============                   ===============

      See Notes to Pro Forma Consolidated Financial Statements (Unaudited)

                                    16 of 19

                       PERCEPTRONICS, INC. AND SUBSIDIARY
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


                                                       Historical           Pro Forma             Pro Forma
                                                       statements          adjustments             results
                                                    ------------------   -----------------    -------------------
     Net Sales                                      $               -                           $             -
     Cost of Sales                                             16,509                                    16,509

     Gross Profit                                             (16,509)                                  (16,509)
                                                    ------------------                        -------------------

     Costs and expenses:
     Selling, general and administrative                      186,031                                   186,031
     Research & development                                   113,537                                   113,537
                                                    ------------------                        -------------------

     Operating income (loss)                                (316,077)                                  (316,077)

     Interest income                                            1,012                                     1,012
     Interest expense                                           5,760                                     5,760

     Gain on sale of assets                                         -            150,940(2)             150,940

     Income (loss) before taxes                              (320,825)                                 (169,885)
     Income tax provision                                           -                                         -

     Net Income (loss)                                       (320,825)                                 (169,885)
                                                    ==================                        ===================

     EARNINGS PER SHARE:
            Basic:                                              (0.04)                                     0.02
                                                    ==================                        ===================
     Net (loss)
            Diluted:                                              N/A                                       N/A
                                                    ==================                        ===================

     WEIGHTED AVERAGE COMMON AND COMMON
            EQUIVALENT SHARES:

     Basic                                                  7,741,510                                7,741,510
                                                    ==================                        ===================
     Diluted                                                      N/A                                       N/A
                                                    ==================                        =================

      See Notes to Pro Forma Consolidated Financial Statements (Unaudited)

                                    17 of 19

                       PERCEPTRONICS, INC. AND SUBSIDIARY
   NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - THE PRO FORMA ADJUSTMENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEET ARE AS FOLLOWS:

(1) To reflect the sale to Eidetics, a California corporation, of all assets of Perceptronics related to PGTS product line and technologies on the basis of the fair values of the assets sold and liabilities assumed by Eidetics. The components of the purchase agreement (Eidetics purchase of the assets and assumption liabilities) are as follows:

         Components of assets purchased:
         Inventory ...............................................$   80,620
         Precontract costs .......................................   220,000
         Equipment & Leaseholds ..................................    12,367
         Other Assets    .........................................     6,700

                          Total of assets purchased               $  319,687

         Components of liabilities assumed:
         Current portion of long term debt .......................$  66,523
         Accounts payable ........................................  235,595
         Other accrued liabilities ...............................    7,980
         Long-Term debt ..........................................  103,029
         Other long term liabilities .............................   57,500
                                                                  ---------
         Total of liabilities assumed.............................$ 470,627
         Gain in excess of net assets sold........................$ 150,940
                                                                  =========

NOTE B -THE PRO FORMA ADJUSTMENTS TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME ARE AS FOLLOWS:

(2)  To report gain on sale of assets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  The following exhibits are filed herewith:

                       27.  Financial Data Schedules

         (b) Reports on Form 8-K.

                  None.


                                    18 of 19

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.


                                      PERCEPTRONICS, INC.
                                      (Registrant)



Date:    AUGUST 17, 2000              By:   /s/ GERSHON WELTMAN
      --------------------                --------------------------------------
                                      Dr. Gershon Weltman
                                      Chief Executive Officer



                                    19 of 19