Form 10QSB
period 2000-09-30
PERCEPTRONICS INC
filed 2000-11-16
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                  to                 .
                                    ----------------    ----------------

                           Commission File No: 0-12382
                                              --------

                               Perceptronics, Inc.
                               -------------------
             (Exact name of Registrant as specified in its Charter)

          Delaware                                             95-2577731
          --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                400 SO. BEVERLY DR., BEVERLY HILLS, CA     90212
                --------------------------------------     -----
                (Address of Principal Executive Offices) Zip Code

       Registrant's telephone number, including area code: (310) 229-9860
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----


           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK - $.001 PAR VALUE
                         ------------------------------
                                (Title of Class)


     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  X   NO
                      ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [7,881,260] shares of common stock as of November 3, 2000.

     Transitional Small Business Disclosure Format (check one):

     Yes    No X
        ---   ---

                                      INDEX
                                      -----

                       PERCEPTRONICS, INC. AND SUBSIDIARY


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements

          Consolidated balance sheets, Perceptronics, Inc. and subsidiary, September 30, 2000 and March 31, 2000.

          Consolidated statements of operations, Perceptronics, Inc. and subsidiary, three months ended September 30, 2000 and September 30, 1999.

          Consolidated statements of cash flows, Perceptronics, Inc. and subsidiary, three months ended September 30, 2000 and September 30, 1999.

          Notes to consolidated financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations.

PART II. OTHER INFORMATION
--------------------------

Item 2.   Changes in securities and Use of Proceeds

Item 4    Submission of matters to a vote of security holders

Item 5    Other Information

Item 6.   Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          September 30,     March 31,
                                                              2000            2000
ASSETS:
CURRENT ASSETS:
Cash and short term investments                           $     22,890    $    355,781
Receivables-Note C                                              34,858          10,573
Inventory-Note D                                                     0          80,620
Pre-contract Costs                                                   0         220,000
Prepaid expenses                                                24,377          17,620

TOTAL CURRENT ASSETS:                                           82,125         684,594

EQUIPMENT & LEASEHOLD IMPROVEMENTS, AT COST                    782,737         825,252
Less accumulated depreciation and amortization                 756,960         787,213

                                                                25,777          38,039

Deferred Taxes                                                 932,566         932,566
Other Assets                                                    78,807          82,930

TOTAL ASSETS                                              $  1,119,275    $  1,738,129

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Current portion of long term debt-Note E                  $     35,306    $    105,886
Short term debt                                                 50,000          54,000
Accounts payable                                               384,312         588,211
Accrued compensation                                           180,298         172,499
Note to Affiliates                                              13,345               0
Other accrued liabilities                                      116,566         121,437


TOTAL CURRENT LIABILITIES:                                     779,827       1,042,033

LONG-TERM LIABILITIES:
Long term debt, net of current portion-Note E                        0         103,029
Other long term liabilities                                          0          57,500

TOTAL LIABILITIES                                              779,827       1,202,562

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' EQUITY:
COMMON STOCK, par value $.001 per share,
authorized 15,000,000 shares, issued and outstanding
7,732,260 shares at 6/30/2000 and 7,950,760 shares
at 9/30/2000                                                     7,951           7,732
Additional paid in capital                                  13,638,121      13,530,520
Accumulated deficit                                        (13,306,624)    (13,002,685)

TOTAL SHAREHOLDERS' EQUITY                                     339,448         535,567

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                    $  1,119,275    $  1,738,129



                       PERCEPTRONICS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months                    Six Months
                                              Ended September 30              Ended September 30

                                             2000           1999             2000            1999
Net Sales                             $     76,437         303,419          76,437         685,829
Cost of Sales                               67,742         310,281          84,251         628,853

Gross Profit                                 8,695          (6,862)         (7,814)         56,976

Costs and expenses:
Selling, general and administrative         90,711         233,648         276,742         440,958

Research & development                      56,079            --           169,616            --

Operating (loss)                          (138,095)       (240,510)       (454,172)       (383,982)

Gain on sale of assets                     154,981                         154,981
Interest income                                                              1,012
Interest expense                      $       --            (6,348)         (5,760)        (26,699)

Income (loss) before taxes                  16,886        (246,858)       (303,939)       (410,681)
Income tax provision                          --               800                             800

Net Income                            $     16,886    $   (247,658)       (303,939)       (411,481)

Earnings per share:
       Basic:                         $       0.00    $      (0.04)          (0.04)          (0.07)
Net Income
       Diluted:                       $       0.00             N/A             N/A             N/A


WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES:


Basic-Note F                             7,841,510       5,655,142       7,791,510       5,642,536

Diluted-Note F                           7,841,510             N/A             N/A             N/A

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                        CONDENSED STATEMENT OF CASHFLOWS
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              2000             1999
                                                          ------------    ------------
CASHFLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                $   (303,939)   $   (411,481)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                                   12,440          19,791

Changes in assets and liabilities:
Receivables                                                    (24,285)        135,955
Inventory                                                       80,260              --

Prepaid expenses                                                (6,575)         13,411
Pre-contract costs                                             220,000         (91,861)
Other assets                                                     4,123              --
Accounts payable                                              (203,899)         94,928
Accrued compensation                                             7,799           1,864
Notes to affiliates                                             13,345              --
Other accrued liabilities                                       (4,871)        (44,189)
Other long term liabilities                                    (57,500)             --

Net cash (used) by operating activities:                      (263,102)       (281,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions                                                               (4,073)

Net cash (used) in investing activities                             --          (4,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants                             480           5,109
Payment of long-term debt                                     (177,609)        (39,029)
Decrease in other long-term debt                                    --         (80,500)
Proceeds from sale of common stock                             107,340           5,000

Net cash provided in financing activities                      (69,789)       (109,420)

NET (DECREASE) IN CASH                                        (332,891)       (395,075)

Cash, beginning of period                                      355,781         449,801

Cash, end of period                                       $     22,890    $     54,726

Cash paid during period for income taxes                  $         --    $         --
Cash paid during period for interest expense              $      5,760    $     15,262

Supplemental Disclosure of Non Cash Activity:

During the six months ended September 30, 2000 the company sold its assets relating to its PGTS product line. As compensation for these assets the buyer assumed the liabilities relating to the product line. The book value of the liabilities exceeded the book value of the assets resulting in a gain of $154,982.

See Notes to Pro Forma Consolidated Financial Statements (Unaudited)

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in opinion of management, of a normal recurring nature. Results for the three and six month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY: Perceptronics, Inc., the "Company" develops, produces and markets software products and services that allow Web site developers and owners to create online collaborative experiences that meet the growing demand for expanded multi-user interactivity on the Internet.

PRINCIPALS OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics, Inc., ("the Company") and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

BASIS OF PRESENTATION: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At September 30, 2000, current liabilities exceed current assets by $697,702. The Company continues to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $350,000 at September 30, 2000 are past due and certain vendors continue to require cash in advance to delivery terms for goods and services. The Company's cash flow during the six month period ended September 30, 2000 was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. The ability of the Company to operate profitably and generate sufficient positive cash flows is dependent on the award of new contracts and raising additional investment capital to fund development of commercial software products. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SALE OF PGTS TRAINING SYSTEM ASSETS: On December 27, 1999, the Company and Eidetics Corporation executed a Memorandum of Understanding regarding the sale of the PGTS product line to Eidetics Corporation. In March 2000, the Company commenced significant discussions with Eidetics Corporation leading to the sale of substantially all of the inventory, leaseholds, equipment and certain identifiable intangible assets of it's PGTS Training System product line. The agreement of the sale was completed and signed by the parties in July 2000. The book value of the assets sold was $315,649. The equipment is fully depreciated and has been valued at $10,000 and the identifiable intangible assets, which are not capitalized, are valued at approximately $140,000 for a total purchase of $470,630.

In consideration for the purchase of the product line assets, Eidetics Corporation paid off a bank loan of the Company's valued at $126,538 and a loan with the Small Business Administration valued at $43,014. Eidetics also assumed the Company's account payable liability of $301,078 with a foreign support services representative.

The company will also be entitled to royalty payments under the agreement on future PGTS Training System sales by Eidetics for a four-year period from the date of sale.

Operating results of the PGTS Training System product line were as follows:

                                      2000             1999
                                      ----             ----

Net sales                        $         --    $  2,827,000
Net income (loss)                $   (451,000)   $     33,000

As of March 31, 2000, inventories being sold were written down $140,000 consistent with the agreed upon fair market value.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered cash equivalents.

INVENTORY: Inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

PRE-CONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as pre-contract costs. No revenues or profits have been recognized on these costs. At September 30, 2000 and March 31, 2000 deferred pre-contract costs were $0 and $220,000 respectively.

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

NOTE C - RECEIVABLES

Unbilled receivables at March 31, 2000 and September 30, 2000 are $10,501 and $10,501 respectively. These balances recognized under the percentage-of-completion method of accounting and have not been billed because of the billing terms of the contracts. Billed receivables at March 31, 2000 and September 30, 2000 are $0 and $24,357 respectively.

The amount of contract retention included in unbilled receivables was $10,501 at September 30, 2000 and March 31, 2000.

NOTE D- INVENTORY

Inventory was $0 and $80,620 at September 30, 2000 and March 31, 2000. Inventory consists of raw materials and components parts.

NOTE E- LONG TERM DEBT

Long-term debt included the following at September 30 and March 31, 2000:

                                                                    September 30,     March 31,
                                                                        2000            2000
                                                                        ----            ----
Note Payable-Small Business Administration, secured by
Company assets, payable in monthly installments of $782
Including interest at 4% per annum, due November 2004.              $          0   $     43,014

Note Payable-Bank guaranteed by Small Business
Administration, secured by Company assets, payable
In monthly installments of $4,329 including interest at
Prime rate plus 2.75 percentage points, due November 2002.          $          0   $    126,538

Note Payable-Consultant issued to resolve open accounts
Payable balance. Payable in monthly installments of $4,521
Including interest at 8% per annum. This note became past           $     35,306   $     39,363
In April 2000.                                                      ------------   ------------
                                                                          35,306        208,915

Current portion of long-term notes payable                                35,306        105,886
                                                                    ------------   ------------
                                                                    $          0   $    103,029
                                                                    ============   ============

Maturities of long-term debt are as follows:

       September 30, 2001                                           $     35,306
                                                                    ============

Short-term debt included the following at September 30, 2000 and March 31, 2000:

As of September 30, 2000 and March 31, 2000, there is a loan outstanding of $50,000 with a foreign customer and a note with a former employee of $4,000. The notes bear interest at 6% per year. The terms of the note required repayment by March 1, 1996 and December 31, 1995 respectively; however, the Company was unable to repay the notes because of cash flow problems. The Company intends to pay off the notes, as cash flow is available to do so.

NOTE F-EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement of became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three and six month periods ended September 30, 2000 and 1999 are as follows:

                                                        Quarter ended                Six months ended
                                                         September 30,                 September 30
                                                     2000            1999           2000           1999
                                                     ----            ----           ----           ----
Weighted average common shares
   Outstanding                                    7, 841,510      5,655,142      7,791,510      5,642,536

Diluted stock options and warrants
Based on treasury stock method                     7,841,510            N/A            N/A            N/A
                                                ------------   ------------   ------------   ------------

Diluted shares                                     7,841,510            N/A            N/A            N/A
                                                ============   ============   ============   ============

Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

Perceptronics, Inc., (the "Company"), has focused entirely on developing new commercial products in the area of Internet Collaboration during the past fiscal year. The product, called the IC3D-TM- Framework, is directed toward the rapidly growing market for multi-person, online, collaborative interactions in 3D virtual environments, animation and streaming media accessed over the Internet. The major market applications for the IC3D Framework are entertainment, education, e-commerce and business communication. The Company has historically engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems include both hardware and software. The Company's simulators are used to train personnel in the use of various military and commercial equipment.

RESULTS OF OPERATIONS

NET SALES. Net sales for the six-month period ended September 30, 2000, decreased by $609,392 or 89% compared to the comparable six-month period in the prior fiscal year. Sales of training simulator systems and components decreased $5,000 or 100% because there were no sales during the six-month period ended September 30, 2000. During the six-month period ended September 30, 1999, the sales of $5,000 consisted of small orders for parts and maintenance simulation. Simulation network technology sales decreased $604,392 or 89% during the six-month period ended September 30, 2000. During the six-month period ended September 30, 2000 the sales of $76,437 consisted of work on a U.S. Government R&D contract related to HLA development and testing. During the six-month period ended September 30, 1999, the sales of $680,829 consisted of work on a U.S. Government SBIR Phase II contract and a State of California contract related to initial development of the Company's new IC3D Framework for collaborative interaction on the Internet.

Net sales for the three-months ended September 30, 2000 of $76,437, decreased by $303,419 or 75% compared to the comparable three-month period on the prior fiscal year, and were entirely from simulation network technology. There were no sales of training systems during the three-month period ended September 30, 2000 or during the comparable three-month period in the prior fiscal year.

COST OF SALES. Cost of sales for the six-month period ended September 30, 2000 decreased 89% as a result of the 89% decrease in sales discussed. Cost of sales as a percentage of sales during the six-month period ended September 30, 2000 was 110% compared to 92% during the six-month period ended September 30, 1999.

Cost of sales for the three-month period ended September 30, 2000 decreased 78% as a result of the 89% decrease in sales discussed above. Cost of sales as a percentage of sales during the three-month period ended September 30, 2000 was 89% compared to 102% during the three-month period ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $164,216 or 37% in the six-month period ended September 30, 2000 compared to the comparable six-month period on the prior fiscal year. The decrease was the result of reduced marketing expenses partially offset by higher indirect payroll expenses which could not be directly absorbed by contracts due to the lower sales level during the six-month period ended September 30, 2000. Selling, general and administrative expenses decreased $142,937 or 61% in the three-month period ended September 30, 2000 compared to the comparable three-month period on the prior fiscal year. The reason for the decrease is the same as for the six-month period. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified. During the three-month period ended September 30, 2000 the company continued to make reductions in personnel to reduce payroll-related expenses.

INTEREST EXPENSE. Interest expense decreased $20,939 or 78% in the six-month period ended September 30, 2000 compared to the comparable six-month period in the prior fiscal year. There was no interest expense associated with any export credit facility during the twelve-month period ended March 31, 2000 and the six-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES. The Company is experiencing severe liquidity problems due to a lack of revenues and the absence of cash reserves. At September 30, 2000, the Company's unrestricted cash balances of $22,890 were the result of equity investments made during the quarter. The Company had negative working capital of $697,702 at September 30, 2000, compared to negative working capital of $402,000 at September 30, 1999. The Company continues to have difficulty in meeting all of its obligations as they come due. At September 30, 2000, vendor accounts of approximately $350,000 are past due. The lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

During the second quarter, the Company signed an agreement with Eidetics Corporation to sell its PGTS training simulator development and manufacturing operation. This Sale Agreement was consummated July 20, 2000. The Company plans to concentrate its efforts on the development of technology and total solutions for collaborative interaction on the Internet and other networks, including its IC3D Framework and IC3D/Wyth software. The Company's management believes that while the PGTS training simulator systems product line has historically been a significant portion of the Company's business and has provided the majority of the Company's revenues, the product line offered less potential for future growth than the Internet related products. There is no assurance that the divestiture of the PGTS product line will improve the Company's viability.

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

The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At September 30, 2000, the outstanding balance on this note payable was $35,306. At September 30, 2000, the Company is past due on scheduled monthly payments on this note as a result of the cash flow limitations previously discussed. The Company intends to address this past due note once there is sufficient operating cash flow.

The Company's operating activities used cash of $136,210 during the quarter ended September 30, 2000 resulting primarily from the operating loss incurred during the period due to reduced sales levels and offset by the collection of receivables.

The Company's investing activities used no cash during the quarter ended September 30, 2000. The Company is primarily a developer of computer software and therefore not capital intensive. The Company does not currently have any material commitments for the purchase of capital assets.

The Company's financing activities provided cash of $100,000 during the three-month period ended September 30, 2000.

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 2000.

PART II. OTHER INFORMATION

Item 2. Changes in securities

During the three month period ended September 30, 2000, the Company issued 7,500 shares of unrestricted common stock for consulting services under its Stock Compensation Plan for Consultants. The Company also issued 100,000 shares of restricted common shares for financial advisory services. In addition, the Company issued 200,000 shares of restricted common stock and warrants to purchase 200,000 shares of common stock at $0.50 for a purchase price of $100,000 in conjunction with a stock purchase subscription agreement. The common shares are not registered under the Securities Act in reliance on section 4 (2) thereof.

Item 4. Submission of matters to a vote of security holders

The Annual Meeting of Shareholders of Perceptronics, Inc. was held on September 15, 2000. All of management's nominees for director as listed in the proxy statement were elected. The Vote count for and withheld are summarized below.

                                         Shares voted      Shares voted
                                            "For"           "Withheld"
                                         ------------      ------------
            Dr. Gershon Weltman            7,293,802         22,252
            Richard Moskowitz              7,294,802         21,252
            Dr. Amos Freedy                7,293,802         22,252
            Dr. John Lyman                 7,254,502         61,552
            Robert Parker                  7,254,502         61,552
            Stanley Schneider              7,253,502         62,252

The shareholders also voted to approve an amendment to the Company's Certificate of Incorporation to increase the number of common shares authorized from 15 million to 30 million and the number of preferred shares authorized from 1 million to 2 million and also to approve an amendment to the Company's 1999 Stock Option Plan to increase the number of options available from 500,000 shares to 1 million shares. The vote count "yes" and "no" and "abstain" for the two proposals are given below.

                                          Yes                  No         Abstain
                                          ---                  --         -------
Certificate of Incorporation       4,956,326 (63.5%)         115,842       85,001
The 1999 Stock Option Plan         4,701,297 (91.5%)         128,149      307,723

Item 6. Exhibits and reports on Form 8-K.

(a) Exhibits:

     None

(b) Reports on Form 8-K

     A Form 8-K was filed as of July 20, 2000

Item 6. Acquisition or Disposition of Assets.

     On July 20, 2000, Perceptronics, Inc. completed the sale of its Precision Gunnery Training System (PGTS) and training simulator operation to Eidetics Corporation, a Torrance, CA based manufacturer of aircraft simulators and other simulation systems.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.


                                   PERCEPTRONICS, INC.
                                   Registrant



Date: November 14, 2000            By: /s/ GERSHON WELTMAN
                                      ---------------------
                                      Dr. Gershon Weltman
                                      President