Form 10QSB
period 2000-12-31
PERCEPTRONICS INC
filed 2001-02-12
CIK 710217

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    For the quarterly period ended DECEMBER 31, 2000
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from                    to
                                   ----------------         ----------------.


                           Commission File No: 0-12382
                                               -------


                               PERCEPTRONICS, INC.
                               -------------------
             (Exact name of Registrant as specified in its Charter)

-             DELAWARE                                 95-2577731
  -------------------------------                ----------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)


            400 SO. BEVERLY DR., BEVERLY HILLS, CA           90212
            ------------------------------------------------------
            (Address of Principal Executive Offices)      Zip Code


       Registrant's telephone number, including area code: (310) 229-9860
                                                           --------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

                  Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK - $.001 PAR VALUE
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [8,200,760] shares of common stock as of December 31, 2000.

     Transitional Small Business Disclosure Format (check one):
     Yes        No   X
         -----     -----


                                    1 of 15

                                      INDEX

                       PERCEPTRONICS, INC. AND SUBSIDIARY


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated balance sheets, Perceptronics, Inc. and subsidiary, December 31, 2000 and March 31, 2000.

          Consolidated statements of operations, Perceptronics, Inc. and subsidiary, three months and nine months ended December 31, 2000 and December 31, 1999.

          Consolidated statements of cash flows, Perceptronics, Inc. and subsidiary, three months and nine months ended December 31, 2000 and December 31, 1999.

          Notes to consolidated financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations.

PART II. OTHER INFORMATION

Item 2. Changes in securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.


                                    2 of 15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       PERCEPTRONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       December 31,      March 31,
                                                           2000            2000
                                                       ------------    ------------
ASSETS:
CURRENT ASSETS:
Cash and short term investments                        $     23,527    $    355,781
Receivables-Note C                                            9,237          10,573
Inventory-Note D                                                  0          80,620
Pre-contract Costs                                                0         220,000
Prepaid expenses                                             13,450          17,620
                                                       ------------    ------------

TOTAL CURRENT ASSETS:                                        46,214         684,594

EQUIPMENT & LEASEHOLD IMPROVEMENTS, AT COST                 782,737         825,252
Less accumulated depreciation and amortization              756,960         787,213
                                                       ------------    ------------
                                                             25,777          38,039

Deferred Taxes                                              932,566         932,566
Other Assets                                                 78,807          82,930

TOTAL ASSETS                                           $  1,083,364    $  1,738,129
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Current portion of long term debt-Note E               $     36,012    $    105,886
Short term debt                                              50,000          54,000
Accounts payable                                            368,497         588,211
Accrued compensation                                        228,922         172,499
Note to Affiliates                                           60,845               0
Other accrued liabilities                                   108,336         121,437
                                                       ------------    ------------
TOTAL CURRENT LIABILITIES:                                  852,612       1,042,033

LONG-TERM LIABILITIES:
Long term debt, net of current portion-Note E                     0         103,029
Other long term liabilities                                       0          57,500
                                                       ------------    ------------
TOTAL LIABILITIES                                           852,612       1,202,562

COMMITMENTS AND CONTIGENCIES


                                    3 of 15

SHAREHOLDERS' EQUITY:
COMMON STOCK, par value $.001 per share,
authorized 30,000,000 shares, issued and outstanding
7,732,260 shares at 3/31/2000 and 8,200,760 shares
at 12/31/2000                                                 8,201           7,732
Additional paid in capital                               13,687,801      13,530,520
Accumulated deficit                                     (13,465,250)    (13,002,685)
                                                       ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                  230,752         535,567

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                   $1,083,364    $  1,738,129
                                                       ============    ============


                                    4 of 15

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months                    Nine Months
                                                             Ended December 31              Ended December 31
                                                        --------------------------    --------------------------
                                                            2000           1999           2000           1999
                                                        -----------    -----------    -----------    -----------
Net Sales                                                    41,001         32,123        117,438        717,952
Cost of Sales                                                28,164         82,677        112,415        711,530

Gross Profit                                                 12,837        (50,554)         5,023          6,422

Costs and expenses:
Selling, general and administrative                         150,821        134,214        427,563        575,172
Research & development                                       20,642         75,784        190,258         75,784
                                                        -----------    -----------    -----------    -----------

Operating (loss)                                           (158,626)      (260,552)      (612,798)      (644.534)

Gain on Sale of Assets                                         --             --          154,981           --
Interest income                                                --             --            1,012           --
Interest expense                                               --           (8,238)        (5,760)       (34,937)
                                                        -----------    -----------    -----------    -----------

Income (loss) before taxes                                 (158,626)      (268,790)      (462,565)      (679,471)
Income tax provision                                           --             --             --              800
                                                        -----------    -----------    -----------    -----------

Net Income (loss)                                       $  (158,626)   $  (268,790)   $  (462,565)   $  (680,271)
                                                        ===========    ===========    ===========    ===========

Earnings per share:
       Basic:                                           $     (0.02)   $     (0.04)   $     (0.06)   $     (0.10)
Net Income
       Diluted:                                                 N/A            N/A            N/A            N/A


WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES:


Basic-Note F                                              8,075,760      5,655,142      7,886,260      5,642,536

Diluted-Note F                                                  N/A            N/A            N/A            N/A


                                    5 of 15

                       PERCEPTRONICS, INC. AND SUBSIDIARY
                        CONDENSED STATEMENT OF CASHFLOWS
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                        DECEMBER 31
                                                     2000        1999
                                                  ---------    ---------
CASHFLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                 $(462,565)   $(680,271)
Adjustments to reconcile net income to net cash       1,508
used in operating activities:
Depreciation and amortization                        12,262       29,687

Changes in assets and liabilities:
Receivables                                           1,334      252,454
Inventory                                            80,620         --
Prepaid expenses                                      4,170        9,566
Pre-contract costs                                  220,000      (91,861)
Other assets                                          4,124         --
Accounts payable                                   (219,714)     156,679
Accrued compensation                                 56,423        5,753
Notes to affiliates                                  60,845         --
Other accrued liabilities                           (13,101)     (91,116)
Other long term liabilities                         (57,500)        --
                                                  ---------    ---------
Net cash (used) by operating activities:           (313,102)    (409,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions                                      --         (4,073)

Net cash (used) in investing activities                --         (4,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants                  480        6,567
Payment of long-term debt                          (176,902)     (42,242)
Decrease in other long-term debt                       --       (115,000)
Proceeds from sale of common stock                  157,270      275,000
                                                  ---------    ---------

Net cash provided in financing activities           (19,152)     124,325

NET INCREASE (DECREASE) IN CASH                    (332,254)    (288,857)

Cash, beginning of period                           355,781      449,801

Cash, end of period                               $  23,527    $ 160,944

Cash paid during period for income taxes          $    --      $    --
Cash paid during period for interest expense      $    --      $  18,288

Supplemental Disclosure of Non Cash Activity:

During the nine months ended December 31, 2000 the company sold its assets relating to its PGTS product line. As compensation for these assets the buyer assumed the liabilities relating to the product line. The book value of the liabilities exceeded the book value of the assets resulting in a gain of $154,982

      See Notes to Pro Forma Consolidated Financial Statements (Unaudited)


                                    6 of 15

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY: Perceptronics, Inc., the "Company" develops, produces and markets peer-to-peer software products and services that allow Internet Web site developers and owners as well as Internet infrastructure and services providers to create online multi-media collaborative experiences that meet the growing demand for expanded multi-user interactivity on the Internet.

PRINCIPALS OF CONSOLIDATION: The consolidated financial statements include the accounts of Perceptronics, Inc., ("the Company") and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

BASIS OF PRESENTATION: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. At December 31, 2000, current liabilities exceed current assets by $806,398. The Company continues to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $368,000 at December 31, 2000 are past due and certain vendors continue to require cash in advance to delivery terms for goods and services. The Company's cash flow during the nine month period ended December 31, 2000 was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. The ability of the Company to operate profitably and generate sufficient positive cash flows is dependent on the award of new contracts and raising additional investment capital to fund development of commercial software products. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH EQUIVALENTS: All highly liquid investments maturing in three months or less when purchased are considered cash equivalents.

INVENTORY: Inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.


                                    7 of 15

PRE-CONTRACT COSTS: Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability is probable) are accounted for as pre-contract costs. No revenues or profits have been recognized on these costs. At December 31, 2000 and March 31, 2000 deferred pre-contract costs were $0 and $220,000 respectively.

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

NOTE C - RECEIVABLES

Unbilled receivables at March 31, 2000 and December 31, 2000 are $10,573 and $0 respectively. These balances recognized under the percentage-of-completion method of accounting and have not been billed because of the billing terms of the contracts. Billed receivables at March 31, 2000 and December 31, 2000 are $0 and $9,237 respectively

The amount of contract retention included in unbilled receivables was $0 at December 31, 2000 and $10,501 at March 31, 2000.

NOTE D - INVENTORY

Inventory was $0 and $80,620 at December 31, 2000 and March 31, 2000, respectively. Inventory consists of raw materials and components parts.

NOTE E - LONG TERM DEBT

Long-term debt included the following at December 31 and March 31, 2000:


                                    8 of 15

                                                                      December 31,       March 31,
                                                                          2000             2000
                                                                      ------------      ----------
Note Payable-Small Business Administration, secured by
Company assets, payable in monthly installments of $782
Including interest at 4% per annum, due November 2004.                $          0      $   43,014

Note Payable-Bank guaranteed by Small Business Administration, secured by Company assets, payable In monthly installments of
$4,329 including interest at Prime rate plus 2.75 percentage
points, due November 2002.                                            $          0      $  126,538

Note Payable-Consultant issued to resolve open accounts
Payable balance. Payable in monthly installments of $4,521
Including interest at 8% per annum. This note became past
due in April 2000.                                                    $     36,012      $   39,363
                                                                      ------------      ----------
                                                                            36,012         208,915


Current portion of long-term notes payable                                  36.012         105,886
                                                                      ------------      ----------
                                                                      $          0      $  103,029
                                                                      ============      ==========

Maturities of long-term debt are as follows:

                               December 31, 2001                      $    36,012
                                                                      ===========


Short-term debt included the following at December 31, 2000 and March 31, 2000:

As of December 31, 2000 and March 31, 2000, there is a loan outstanding of $50,000 with a foreign customer and a note with a former employee of $4,000. The notes bear interest at 6% per year. The terms of the note required repayment by March 1, 1996 and December 31, 1995 respectively; however, the Company was unable to repay the notes because of cash flow problems. The Company intends to pay off the notes, as cash flow or other means is available to do so. Also as of December 31, 2000 there are loans outstanding of $19,500 with an officer of the Company that bear no interest and Convertible Promissory Notes totaling $28,000 with a number of officers, directors and others that require repayment by December 31, 2002, bear interest at 10% per year and can be converted before repayment to common stock at $0.15 per share.

NOTE F-EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement of became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three and six month periods ended December 31, 2000 and 1999 are as follows:


                                    9 of 15

                                              Quarter ended          Nine months ended
                                               December 31              December 31
                                             2000        1999        2000        1999
                                           ---------   ---------   ---------   ---------
Weighted average common shares
   Outstanding                             7,841,510   5,655,142   7,791,510   5,642,536

Diluted stock options and warrants
Based on treasury stock method                N/A         N/A         N/A         N/A
                                           ---------   ---------   ---------   ---------
Diluted shares                                N/A         N/A         N/A         N/A
                                           =========   =========   =========   =========


                                    10 of 15

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

RESULTS OF OPERATIONS

NET SALES. Net sales for the nine-month period ended December 31, 2000, decreased by $600,500 or 83% compared to the comparable nine-month period in the prior fiscal year. Sales of training simulator systems and components decreased $5,000 or 100% because there were no sales during the nine-month period ended December 31, 2000. During the nine-month period ended December 31, 1999, the sales of $5,000 consisted of small orders for parts and maintenance simulation. Simulation network technology sales decreased $575,000 or 80% during the nine-month period ended December 31, 2000. During the nine-month period ended December 31, 2000 the sales of $117,438 consisted of R&D work related to HLA development and testing on a U.S. Government contract, sale of an IC3D Licenses and royalties from the sale of PGTS units by Eidetics. During the nine-month period ended December 31, 1999, the sales of $717,952 consisted of work on a U.S. Government SBIR Phase II contract and a State of California contract related to initial development of the Company's new IC3D Framework for collaborative interaction on the Internet.

Net sales for the three-months ended December 31, 2000 increased by $8,878 or 28% compared to the comparable three-month period on the prior fiscal year, and were entirely from simulation network technology. There were no sales of training systems during the three-month period ended December 31, 2000 or during the comparable three-month period in the prior fiscal year.

COST OF SALES. Cost of sales for the nine-month period ended December 31, 2000 decreased 83% as a result of the 83% decrease in sales discussed. Cost of sales as a percentage of sales during the nine-month period ended December 31, 2000 was 96% compared to 99% during the nine-month period ended December 31, 1999.

Cost of sales for the three-month period ended December 31, 2000 decreased 66% as a result of the greater efficiency in performance. Cost of sales as a percentage of sales during the three-month period ended December 31, 2000 was 68% compared to 257% during the three-month period ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $147,609 or 25% in the nine-month period ended December 31, 2000 compared to the comparable nine-month period on the prior fiscal year. The decrease was the result of reduced expenses associated with the lower sales levels. Selling, general and administrative expenses increased $16,607 or 13% in the three-month period ended December 31, 2000 compared to the comparable three-month period on the prior fiscal year. The reason for the increase was an acceleration of marketing activities in this period. The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified.


                                    11 of 15

INTEREST EXPENSE. Interest expense decreased $29,177 or 84% in the nine-month period ended December 31, 2000 compared to the comparable nine-month period in the prior fiscal year. There was no interest expense associated with any export credit facility during the twelve-month period ended March 31, 2000 and the nine-month period ended December 31, 2000

LIQUIDITY AND CAPITAL RESOURCES. The Company is experiencing severe liquidity problems due to a lack of revenues and the absence of cash reserves. At December 31, 2000, the Company's unrestricted cash balances of $23,527 were the result of equity investments made during the quarter as well as of revenues from sales. The Company had negative working capital of $806,398 at December 31, 2000, compared to negative working capital of $436,394 at December 31, 1999. The Company continues to have difficulty in meeting all of its obligations as they come due. At December 31, 2000, vendor and creditor accounts of approximately $368,000 are past due. The lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference

On July 20, 2000 the Company completed the sale of its PGTS training simulator development and manufacturing operation to Eidetics Corporation to sell. The Company plans to concentrate its efforts on the development of technology and total solutions for collaborative interaction on the Internet and other networks, including its IC3D Framework and IC3D/Wyth software. The Company's management believes that while the PGTS training simulator systems product line was historically a significant portion of the Company's business and provided the majority of the Company's revenues, the product line offered less potential for future growth than the Internet related products. There is no assurance that the divestiture of the PGTS product line will improve the Company's viability.

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

The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At December 31, 2000, the outstanding balance on this note payable was $36,012. At December 31, 2000, the Company is past due on scheduled monthly payments on this note as a result of the cash flow limitations previously discussed. The Company intends to address this past due note once there is sufficient operating cash flow.

The Company's operating activities used cash of $149,389 during the quarter ended December 31, 2000 resulting primarily from the operating loss incurred during the period due to reduced sales levels and offset by the collection of receivables.

The Company's investing activities used no cash during the quarter ended December 31, 2000. The Company is primarily a developer of computer software and therefore not capital intensive. The Company does not currently have any material commitments for the purchase of capital assets.

The Company's financing activities provided cash of $97,500 during the three-month period ended December 31, 2000.


                                    12 of 15

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 2000.


                                    13 of 15

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

During the three month period ended December 31, 2000, the Company issued 250,000 shares of restricted common stock and warrants to purchase 250,000 shares of common stock at $0.20 for a purchase price of $50,000 in conjunction with a stock purchase subscription agreement.

In addition, the Company issued a total of $28,000 in one-year Convertible Promissory Notes with an interest of 10% per annum and convertible to Common Stock at a price of $0.15 per share.

The common shares are not registered under the Securities Act in reliance on section 4 (2) thereof.


Item 6. Exhibits and reports on Form 8-K.

(a)  Exhibits:

     None

(b)  Reports on Form 8-K

     None


                                    14 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.


                                       PERCEPTRONICS, INC.
                                       Registrant



Date:  February 12, 2001           By: /s/ DR. GERSHON WELTMAN
       -----------------               ----------------------------------------
                                       Dr. Gershon Weltman
                                       President


                                    15 of 15