Form 10KSB
period 2001-03-31
PERCEPTRONICS INC
filed 2001-07-11
CIK 710217

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended March 31, 2001
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File number 0-12392

PERCEPTRONICS, INC.

Delaware (State of Incorporation)	95-2577731 (I.R.S. Employer Identification No.)

10345 West Olympic Boulevard, Los Angeles, California 90064
310-432-6200

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  / /

    State Issuer's revenues for its most recent fiscal year: $187,514.

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 7, 2001—$2,757,815.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 7, 2001—11,031,260

    Documents Incorporated by Reference: Portions of the Proxy Statement for the 2001 annual meeting of stockholders are incorporated by reference into Part III of this report. The Information Statement on Schedule 14C, filed on May 30, 2000 is incorporated by reference into Part I of this report.

PART I

ITEM 1. BUSINESS

G e n e r a l

    Perceptronics, Inc. (the "Company") is a Delaware Corporation incorporated September 9, 1987. The Company is focused entirely on developing, producing and marketing new commercial products in the area of Peer-to-Peer Internet Collaboration. The product line, consisting of the IC3DtmFramework and IC3D/WyTHtm Technologies, is directed toward the rapidly growing market for multi-person, online collaborative interaction over the Internet, involving multiple media such as streaming video and audio, animation, documentation and 3D simulation. The major market applications for the IC3D Framework are entertainment, education, e-commerce and business communication.

    Our strategic course is based on our firm belief that the market for Internet collaborative interactivity is in the early process of rapid and large-scale growth, that we have a strong competitive advantage in that market, and that it is to the benefit of the Company and its shareholders to focus wholly on this opportunity.

    Our proprietary, patent pending products, which we call the IC3D™ Framework and the WyTH™ Technologies, are designed to allow multiple users to interact collaboratively in real time on the Internet, using a variety of media, separately or in combination. Our Java based, peer-to-peer technology allows our products to be used simply and efficiently—without the need for prior downloads, extensive participant scheduling, or additional servers on the customer side typical of competitive products.

    Our development efforts were initially focused on allowing multiple users to collaborate in 3D virtual environments over the Internet via the IC3D Framework. We subsequently showed that the IC3D Framework technology permits collaborative interaction with a variety of additional Internet media, including animation, streaming video and audio, and forms and documents, and will support such widespread commercial products as Microsoft's Windows Media Player and Realnetworks' Real Audio and Real Video as well as Macromedia's Flash and Shockwave. This expansion is potentially very significant financially, because we believe that in the near term, Internet applications based on these and similar media products will greatly outnumber applications based on 3D simulation.

    We have initiated marketing and technical strategic alliances to help develop and promote the IC3D and WyTH technologies and products in their key vertical application areas. These are identified as entertainment, e-commerce, education and business communication. We see an immediate market for our IC3D products and services, and believe we can achieve a steady increase in market size as the Internet reaches the 300 million-user mark and beyond in the next few years.

    As part of our Internet focused business strategy, we have divested ourselves of our Precision Gunnery Training System ("PGTS") product line by selling the PGTS assets to Eidetics Corp., a developer and manufacturer of defense simulation products.

    Defense simulator revenues have historically represented a significant portion of our revenues, but the tightening of defense budgets worldwide, combined with the continuing consolidation and intense competition in the defense industry, have negatively impacted the growth and profit opportunities for small companies such as Perceptronics. As a background to the PGTS divestiture, we experienced a decline in PGTS revenues and a lack of valuation in the financial markets with respect to our defense-related simulator products. In contrast, the Internet market has been experiencing, and will continue to experience, a continuous expansion in size and opportunity. The Company's Internet venture involves meeting the increasing need for multi-user, online collaborative interaction on the Internet by adapting and commercializing the advanced networking concepts, architecture and protocols we helped develop for the U.S. Department of Defense.

    The Board of Directors and management believe that our new business strategy is in the best interests of the Company and its stockholders. The Board of Directors, in unanimously approving the Eidetics Transaction, considered a number of factors, including: (a) our IC3D Technology opportunity offers greater potential for growth and profits, despite the risks of being wholly dependent on new Internet related products and services; (b) the PGTS marketing efforts, contracting and financing conditions, manufacturing infrastructure and future development requirements are not compatible with the IC3D strategic direction, and involve a completely separate set of resources, including intellectual property, facilities, and personnel; (c) recent activity in PGTS product line has been sporadic, with considerable and costly gaps between contracts, which cause a further drain on critical cash resources; (d) divestiture of the defense-oriented PGTS product line and complete future focus on the Internet-related IC3D could result in a higher overall valuation for the Company, despite the near term reduction in revenues; (e) the total purchase price is fair and improves our balance sheet, which will potentially help in achieving required future financing; and (f) we may continue to benefit from the PGTS product line through future royalty fees on contracts, which could potentially provide important revenues and cash resources.

    In summary, the Company's long-term growth strategy focuses entirely on further developing and more extensively marketing the IC3D Framework and WyTH Technologies commercial products and services. The Company's near-term business strategy is to initiate marketing activities via direct sales and strategic alliances. The Company's ability to complete these strategies in full will depend on generating sufficient cash resources from operations and on obtaining additional funding from private and public investments for further development and marketing of its products, neither of which can be assured.

    The Company's business activities during past fiscal years fall into three main areas: Training and Instrumentation Systems, Simulation Networking R&D, and Commercial Software Products.

    Training and Instrumentation Systems.  This area includes sales to the U.S. Government and international customers of the Company's standard training devices and system products, customized systems and/or components, and supporting services.

    In fiscal years 1998 and 1997, the Company had sales of $2.1 million and $1.5 million, respectively, on a subcontract for TOW PGTS simulator systems for a foreign customer. The Company also started production in the fourth quarter of fiscal 1998, on a contract with the Government of Egypt valued at $3.0 million for TOW PGTS simulator systems. The contract with the Government of Egypt was completed in the fourth quarter of fiscal 1999. During fiscal year 2000, the team of Perceptronics and Eidetics was awarded a new $3.0 million contract from the Government of Egypt for development and production of ITV (Improved TOW Vehicle) PGTS systems. This contract made possible completion of our sale of the PGTS operation to Eidetics in fiscal year 2001; the contract is currently being transfered to Eidetics as part of the sale agreement, and Perceptronics will receive a 3% fee under the agreement.

    Also included in this area are sales of specialized systems and software in such areas as process modeling, instrumentation and neural network software, and other advanced applications of the Company's technology in artificial intelligence (AI), computer-based modeling and simulation and electronics. In fiscal 1998, the Company was awarded a SBIR Phase I contract from DARPA for design of COVER (Commander's Observation Vehicle for Elevated Reconnaissance), a system concept Perceptronics has promoted for a number of years, which is well suited to the future Army's need for improved sensing capabilities at the small unit level. The SBIR Phase I contract was completed during fiscal 1999, and there was no follow-on contract.

    Training and Instrumentation Systems accounted for 8% of revenues in fiscal 2001, 1% of revenues in fiscal 2000, and 67% in fiscal 1999.

    Simulation Networking R&D.  This area includes sale to the U.S. Government and other customers of research and development services on networked simulation and related technologies. In fiscal 1998, work was performed on SBIR Phase I and Interim Phase contracts from STRICOM for adaptation of the DoD's HLA (High Level Architecture) to commercial, multi-player, online 3D games; this work was the predecessor for the SBIR Phase II IC3D Framework contract described above. In June 1998, the Company was awarded and began work on the SBIR Phase II contract. In July 1998, the Company was awarded a grant under the California Technology Investment Partnership Program. This grant provided funding for planning and initiating a marketing strategy for the new commercial products. In June 2000, the Company was awarded an R&D contract from STRICOM for further research in and testing of HLA concepts and software. This contract ended March 31, 2001. In fiscal year 2001, 2000, and 1999 and 1998 Networked Simulation R&D represented 81%, 99%, and 33% of revenues, respectively.

    Commercial Software Products.  This area includes the licensing, sale and support of the Company's commercial software packages and associated services, including the new IC3D Framework for Internet collaboration and the previous CACE/PM® software for modeling and analyzing product development and manufacturing processes and PERCNET® software for modeling and simulating man-machine interfaces. In November 2000 the Company announced its first sale of an IC3D software license to DNA Studio, a Beverly Hills, CA developer of Web sites for feature films and other entertainment. DNA licensed the Company's IC3D/Wyth Software to add collaborative group play to a DNA-produced online Web game promoting an upcoming major television event. In fiscal 2001, 2000, and 1999, Software Products represented 11%, 0%, 0% and 1% of revenues, respectively.

U.S. Government Contracts

    Approximately 81% and 88% of the Company's revenue in fiscal years 2001 and 2000, respectively, were derived from contracts and subcontracts involving the U.S. Government. As is the case with many companies deriving a portion of their revenue from defense contracts, the Company is subject to various business risks, including changes in governmental appropriations and changes in national defense policies and priorities. Over the past several years, economic and budgetary constraints have caused reductions in overall defense spending. These circumstances have had a material adverse effect on the Company since many of the Company's U.S. Government contracts have been curtailed or reduced, and new programs have not been initiated. See "Backlog" in "Item 6 Management's Discussion".

    The Company's U.S. Government contracts are structured on either a cost-plus-fixed-fee (CPFF) or a firm-fixed-price (FFP) basis. Under CPFF contracts, the Company is reimbursed periodically for allowable costs together with a portion of the fee with certain amounts being withheld pending the Government's determination of final fiscal year indirect rates. Under FFP contracts, the Company generally receives progress payments of allowable costs incurred; the remainder (including profits) is billed upon delivery and final acceptance of the product. For work performed under FFP contracts, the Company carries a greater burden of risk associated with cost overruns. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" section). In fiscal years 2001 and 2000 respectively, 100% of the Company's U.S. Government contract related revenues were attributable to CPFF contracts and 0% of such revenues were attributable to FFP contracts.

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

    The books and records of the Company are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 2001, the DCAA had an open audit of a large multi-year contract that was completed in 1994. The Company believes that the costs charged to this contract were proper and should not result in a significant adjustment. The Company's overhead costs have been audited and approved by the DCAA through fiscal year 1998. The Company believes that it is in substantial compliance with Government record-keeping and cost-allocation requirements, and does not expect any significant adjustments as a result of the future audit of 2000 and 1999 overhead costs.

Marketing and Customers

    At present, the Company is conducting its IC3D and WyTH commercial software product and services marketing activities using its own personnel and marketing consultants. Primary marketing and sales objectives include developing immediate revenue generating opportunities for WyTH Technologies products in the Internet entertainment, education and e-commerce markets and also establishing marketing contacts and strategic alliances with major Internet infrastructure and service companies. The company has already established a number of strategic alliances with firms in the Internet area that add to its marketing reach.

    In recent years the Company has primarily marketed its research and development services to the U.S. Department of Defense, other U.S. government agencies and other defense industry prime contractors. The Company submits unsolicited research and system development proposals in areas where it has original ideas and unique capabilities, and also responds to requests for proposals in areas of Company capability.

    The Company has historically had marketing arrangements for its PGTS and other defense products in a number of foreign countries. During fiscal 2001, 2000 and 1999 foreign sales of defense training systems accounted for approximately 8%, 0% and 65% of total Company revenues, respectively. Foreign sales are subject to risks associated with political or economic instability of a foreign country, currency controls, exchange rate fluctuations, changes in import/export regulations, trade policies and tariffs. As previously mentioned, in fiscal 2001 the Company divested the PGTS product line; consequently, the Company currently has no foreign sales representatives.

Rights to Technology

    The Company has applied for patent protection related to its basic IC3D Framework and IC3D/Wyth technology, and is in the process of preparing a additional applications for further developments. The Company generally considers its business to be primarily dependent upon proprietary knowledge and on rapid assimilation of innovations, however, it will seek patent protection for such knowledge and innovations where it is feasible.

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

    Under non-Government development contracts and/or licenses, Perceptronics and the customer agree as part of the contract who owns the rights to technology and products used for the development and also developed under the contract, as well as how those rights shall be compensated during and after the development project. In general, the Company does not grant any proprietary rights in its core IC3D technology as part of a license for demonstration, operation and/or development using that technology.

Manufacturing and Supplies

    The Company currently does not perform any manufacturing activities. As previously stated, the Company is has divested the PGTS and defense simulator segment of its business, which previously comprised the Company's entire manufacturing operation.

Competition

    In its strategic business area of enabling technology for Internet Collaboration, the Company faces several types of competitors who have already entered the market. Our competitive advantage comes from our unique positioning in this market and our superior peer-to-peer technology.

    In our analysis, the Internet collaborative technology space is currently occupied by companies operating in several different market segments, as described below.

    Virtual 3D Communities.  These typically provide end-users with assorted interactive experiences in pre-established 3D virtual worlds, these experiences are generally unstructured and may be both realtime and non-realtime. The application software is tailored to the particular environments. This is currently a very small market segment. Companies include Active World, Blaxxun, HearMe, Avaterra, Paraworld, Geome-trek and others.

    3D Games and Simulations.  Multi-user online games range from role playing fantasy games, through first person shooter games, to elaborate military battle simulations and are typically marketed directly to end users. Game rules are superimposed on structured environments using proprietary 3D engines and largely point-solution MU services providing limited realtime interactivity to relatively small groups of simultaneous users. While games have high visibility, they actually constitute much less than 5% of the Internet market. Companies include Sony Online (EverQuest), Electronic Arts (Ultima Online), Microsoft (Asherton's Call), Heat, Mak Technologies, Lionhearth, and others.

    Teleconfering/Telecasting.  This is a relatively specialized collaborative area directed primarily toward one-to-many Webcasts of streaming live video presentations with limited auxiliary media. Marketing is almost entirely to enterprises. MU interaction, if any, is individual participants back to video source and not within groups of participants. Companies include IVT, Rotor, Centra, Videoscape and other TC system and service suppliers.

    Meeting Environments.  This is the best defined market area in terms of business applications. The intent is a total solution, usually site-based, for enabling real time Web meetings and person-to-person contact as well as non-real time performance of multi-person work tasks in business, engineering, etc. Marketing is to end-users and enterprises. MU interaction is based primarily on text chat, with voiceover in some cases, shared charts and shared applications. Capabilities for dynamic media are limited. Set-up is frequently complex and time consuming, including downloads. Companies include WebEx, Webline, Groove, Centra, VRTelecom, Tribal Voice, Gooey, Ichat, IContact, iKena, Mimio, LivePerson, The Palace, Crowdburst, Parallel Graphics, OriginalSim, Extempo, Learning Space, Webscope, Cocreate and others.

    C-Commerce. A new market area termed C-Commerce ("collaborative commerce") focuses on collaborative interactions at various points along the industrial supply chain, such as purchasing, processing, sales, support, etc. Customer relations management (CRM), and particularly online sales support, is the sub-area most involved with realtime applications.  Companies include Centra Software, PeopleSupport, OSC Teleservices, Smartpeer, HelloNetwork, Brightware and others.

    With respect to the above, Perceptronics' establishes a unique market subspace by positioning its IC3D Framework and WyTH Technologies products as clearly defined "component parts" and focusing its marketing efforts on developers and service providers rather than end users. The IC3D technology allows customers to create unique collaborative applications involving all types of media, singly and in combination, with reuse of content and minimal or no interference to current operating software. Each customer effectively creates an new enabling technology that can also be used by others, thus exponentially expanding our customer base and greatly increasing the sales potential.

    The end user is able to access IC3D/WyTH capabilities directly from a large number of different Web applications without any prior or separate download, so the ability to collaborate within each particular Web application comes simply, easily and transparently. By its focus on developers and service providers, Perceptronics avoids marketing to end-users, and avoids the requirement for the end-user to choose Perceptronics.

    This is a substantial differentiating factor and marketing advantage, and is in direct contrast to the major Meeting Environment and C-Commerce companies, such as WebEx, Groove and others. Such companies, and Groove in particular, are primarily trying to position themselves as the virtual meeting space that appeals most to end users. In contrast, Perceptronics is positioning itself as the technology behind the Web applications that appeal most to end users. Developers and service providers will choose IC3D because of its technical and performance advantages, and because it allows them to increase their capabilities and/or meet specific market needs.

    In addition, the Company's products enjoy a number of performance-based competitive advantages due to our proprietary, patent pending technology; these include:

    RealTime Response.  Proprietary peer-to-peer computing technology and innovative adaptive message compression techniques minimize lags and delays providing essentially real time interactions within collaborative group.

    No Plug-In.  This derives from the efficient Java-based coding of the JRTI, which enables end-user-transparent initiation of group formation and collaborative interaction at the Web site, potentially as fast as a "one-click" action.

    Highly Flexible and Adaptable.  Basically Web-centric, truly modular construction with real reusability of software components, along with user selection of TCP/IP or UDP on a channel-by-channel basis, allows use of multiple media in applications as well as quick and easy development of new applications.

    Non-Intrusive.  The ability to add IC3D to existing Web sites and applications with little or no intrusion allows efficient, cost-effective reuse of existing content and software.

    Open System Standards.  Incorporation of existing and planned Internet standards and protocols insures ease of integration with other component technologies within applications.

    At the same time, management recognizes that other competitors have more commercial experience and greater resources and may also have an established customer base, and there is no assurance the Company will be able to compete successfully in the Internet market area.

    In the case of competitively bid defense contracts the Company's typical competitors for R&D and system development contracts include SAIC, Litton, Lockheed Martin, and TRW. Competitors for training and command support products include Lockheed Martin, General Electric Company, ECC International, CAE, and such foreign companies as Wegmann, SAAB and Giravions Dorand. All of these companies have substantial financial, technological and marketing resources, which enables them to bid on larger contracts. There can be no assurance that the Company will be able to compete successfully in the future.

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

Employees

    As of March 31, 2001, the Company had 9 full-time and part-time employees and consultants, consisting of 2 management personnel, 1 marketing person, 2 administrative and support personnel, 4 scientific and technical personnel. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. Research and development costs, as reported in the Company's Consolidated Statements of Operations are funded by the Company. The Company is primarily a computer software business and has not incurred any material costs associated with compliance with environmental laws.

ITEM 2. PROPERTIES

    The Company's offices are located in a 2,200 square foot rented facility in Los Angeles, California, adjacent to Century City. The basic monthly rent for this space is $5,500, and the space is leased until September 15, 2001.

    The Company has no significant investments or interests in real estate, real estate mortgages, or securities of or interests in entities primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The holders of a majority of the shares of Common Stock of the Company, by written consent effective May 8, 2000, approved the sale of the Company's PGTS product line to Eidetics Corporation. The Company's definitive Information Statement on Schedule 14C, filed on May 30, 2000, is incorporated by reference herein.

    At the Annual Meeting of Shareholders of Perceptronics, Inc., held on September 15, 2000, the shareholders voted to approve (a) an amendment to the Company's Certificate of Incorporation to increase the number of common shares authorized from 15 million to 30 million and the number of preferred shares authorized from 1 million to 2 million and (b) an amendment to the Company's 1999 Stock Option Plan to increase the number of options available from 500,000 shares to 1 million shares. The Company's definitive Proxy Statement on Schedule 14A, filed on August 10, 2000 is incorporated by reference herein.

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

Fiscal Year 2000	High	Low
June 30, 1999	$1.47	$0.75
September 30, 1999	1.19	0.41
December 31, 1999	0.66	0.38
March 31, 2000	2.44	0.53
Fiscal Year 2001	High	Low
June 30, 2000	$1.34	$0.69
September 30, 2000	0.78	0.32
December 31, 2000	0.47	0.13
March 31, 2001	0.30	0.14

    During the three month period ended March 31, 2001, the Company issued 450,000 shares of common stock in conjunction with stock purchase subscription agreements with several investors for a purchase price of $150,000. The subscription agreements also provided for the issuance of three-year warrants to the investors for the purchase of up to 450,000 shares of common stock at an exercise prices that range from $.20 to $0.50. The common shares and warrants are not registered under the Securities Act in reliance on section 4 (2) thereof.

    During the three month period ended March 31, 2001, the Company issued: (a) 150,000 shares of common stock to David Goldsmith in payment for consulting services of $30,000; (b) 40,000 shares of common stock to William Barnett in payment for legal services of $10,000; and (c) 60,000 shares of common stock and three-year warrants for the purchase of up to 75,000 shares of common stock at an exercise price of $0.01 to Balter Guth Aloni for legal services of $45,000.

    During the three month period ended March 31, 2001, the Company also issued: (a) 475,000 shares of common stock to Richard Moskowitz, Perceptronics' CEO, for payment of accrued expenses, loans and salary totaling $95,000; and (b) 225,000 shares of common stock to Dr. Gershon Weltman, Perceptronics' President, for payment of accrued expenses and salary totaling $45,000.

    On April 5, 2001 the Company entered into a Securities Purchase Agreement with Global Alpha Corporation, a British Virgin Islands company ("Global Alpha"), wherein the Company agreed to sell up to 14,616,444 shares of its common stock to Global Alpha for aggregate consideration of $3,226,200. In accordance with the Agreement, the shares are being purchased, at the option of Global Alpha, over a six-month period. The first installment of $100,000 was paid on April 6, 2001 for 500,000 shares. Subsequent installments of $100,000 and $150,000 were paid on May 5, 2001 and June 5, 2001 for 500,000 and 750,000 shares, respectively. Additional monthly installments increasing to $1,332,809 on August 3, 2001, and $1,393,391 on October 2, 2001, may be paid at the option of Global Alpha. There is no assurance that all or any future purchases will be made by Global Alpha.

    As of March 31, 2001, the Company had approximately 350 shareholders of record of its Common Stock.

    The Company has never paid dividends and it does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Perceptronics, Inc., (the "Company"), has focused entirely on developing new commercial products in the area of Internet Collaboration during the past fiscal year. The product, called IC3D™ Framework, is directed toward the rapidly growing market for multi-person, online, collaborative interactions in 3D virtual environments, animation and streaming media accessed over the Internet. The major market applications for IC3D™ Framework are entertainment, education, e-commerce and business communication. The Company has historically engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems include both hardware and software and are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. Much of the Company's simulator business has been in the foreign defense industry where the Company has built an international reputation. However, the tightening of defense budgets worldwide, combined with the continuing consolidation and intense competition in the defense industry, have negatively impacted the growth and profit opportunities for small companies such as Perceptronics. Accordingly, as part of the Company's current business strategy, the Company has divested itself of the PGTS product line by selling the PGTS assets to Eidetics Corporation, a developer and manufacturer of specialized defense simulation products. Refer to the Liquidity and Capital Resources section below for a discussion of the Company's divestiture of the training simulator system product line.

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

Sale of PGTS Assets

    On December 27, 1999, the Company and Eidetics Corporation executed a Memorandum of Understanding regarding the sale of the PGTS product line to Eidetics Corporation. In March 2000, the Company commenced significant discussions with Eidetics Corporation leading to the sale of substantially all of the inventory, leaseholds, equipment and certain identifiable intangible assets of it's PGTS training simulator product line. The agreement of the sale was completed and signed by the parties in July 2000. The book value of the assets sold was $315,649. The equipment is fully depreciated and has been valued at $10,000 and the identifiable intangible assets, which are not capitalized, are valued at approximately $140,000 for a total purchase of $470,630. In consideration for the purchase of the product line assets, Eidetics Corporation paid off a bank loan of the Company's valued at $126,538 and a loan with the Small Business Administration valued at $43,014. Eidetics also assumed the Company's account payable liability of $301,078 with a foreign support services representative. The company will also be entitled to royalty payments under the agreement on future PGTS Training System sales by Eidetics for a four-year period from the date of sale. The Company consequently reported a gain of approximately $154,981 applicable to the fully depreciated equipment and the identifiable intangible assets.

    Operating result of the PGTS Training Systems product line were as follows;

	2001	2000	1999
Net Sales	$17,000	$—	$2,827,000
Net income (loss)	$17,000	$(451,000)	$33,000

Results of Operations

    Net Sales.  Net sales for the fiscal year 2001 of $188,000 decreased by $533,000 or 74% compared to fiscal 2000. Sales from training simulator systems during fiscal 2001 amounted to $17,000 consisting of fees and royalties from PGTS trainer sales by Eidetics Corporation. Simulation network technology sales, which represented 81% of net sales during fiscal 2001, decreased $563,000 or 79%. Simulation network technology sales during the fiscal 2001 resulted from a U.S. Government contract for HLA software development. This contract was completed on March 31, 2001. Net sales from IC3D commercial software license fees, which represented 8% of net sales during fiscal 2001, increased by $20,000; there were no sales from IC3D license fees in fiscal 2000.

    Cost of Sales.  Cost of sales for fiscal 2001 decreased 81% from fiscal 2000 as a result of the 74% decrease in sales discussed above. Cost of sales as a percentage of sales during fiscal 2001, was 79% compared to 123% during the fiscal 2000. Continued reductions in fixed and semi-fixed expenses contributed to the lower percentage of cost of sales to net sales during fiscal 2001.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $12,000 or 1.6% in fiscal 2001 compared to fiscal 2000.

    The Company's management continues to pursue cost reduction measures consistent with the level of business wherever opportunities can be identified. The company has moved its principal offices during the fiscal year resulting in reduction in overall rent expense for the year. During the fiscal year reductions have also been made in personnel to reduce payroll related expenses.

    Interest Expense.  Interest expense decreased 68% or $27,000 in fiscal 2001 compared to fiscal 2000. Interest expense decreased significantly because of the completion of all PGTS production contracts and consequently no further interest expense associated with any export credit facility for the year ended March 31, 2001.

Liquidity and Capital Resources.

    The Company is experiencing continuing liquidity problems due to a lack of revenues and the absence of cash reserves. At March 31, 2001, the Company's unrestricted cash balances of $12,400 were the result of equity investments made during the third quarter of fiscal 2001 and revenues from contracts and fees. The Company had negative working capital of $847,000 at March 31, 2001, compared to negative working capital of $357,000 at March 31, 2000. The Company continues to have difficulty in meeting all of its obligations as they come due. At March 31, 2001, vendor accounts totaling $225,000 are past due. The lack of sufficient working capital continues to restrict the Company's ability to expand its revenue base. See Note B of the Notes to Financial Statements, which is hereby incorporated herein by reference.

    During fiscal 2001, the Company divested its PGTS training simulator development and manufacturing operation. The Company plans to concentrate its efforts on the development of technology and total solutions for collaborative interaction on the Internet and other networks, including its IC3D Framework and WyTH Technologies software. The Company's management believes that while the PGTS training simulator systems product line has historically been a significant portion of the Company's business and has provided the majority of the Company's revenues, the product line offers less potential for future growth than the Internet related products. On December 31, 1999, the Company entered into a Memorandum of Understanding and a Teaming Agreement with Eidetics

Corporation, which would lead to the purchase of the PGTS training simulator product line by Eidetics once a new contract is awarded to the Company by the Government of Egypt. On March 14, 2000, the Company and the Government of Egypt signed a contract for the production and delivery of improved TOW PGTS simulator systems and applicable engineering and support at a fixed contract price of $2,998,000. The sale of the PGTS training simulator systems product line assets to Eidetics Corporation was completed on July 20, 2000. There is no assurance that the divestiture of the PGTS product line will improve the Company's viability.

    The Company requires significant financing from external sources to be able to fund the development of the IC3D™ Framework and WyTH Technologies commercial software products. During the April, May and June 2001 the Company received $500,000 from Global Alpha Corporation pursuant to a stock purchase subscription agreement for the purchase of up to 14,000,000 shares of common stock. There is no assurance that the Company will be able to continue to raise the financing required to fund operations in the future and whether the commercial software products will start to generate revenue and profits. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders. The Company continues to pursue U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The Company is also exploring strategic business alliances and potential business combinations in order to meet the short and long-term objectives.

    The Company has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At March 31, 2001, the outstanding balance on this note payable was $35,000. At March 31, 2001, the Company is past due on scheduled monthly payments on this note as a result of the cash flow limitations previously discussed. The Company intends to address this past due note once there is sufficient operating cash-flow.

    The Company's operating activities used cash of approximately $640,000 during the fiscal year ended March 31, 2001 resulting primarily from the operating loss incurred during the period due to reduced sales levels and costs associated with the development of the its commercial software products.

    The Company's financing activities provided cash of $470,000 during the fiscal year ended March 31, 2001 primarily as a result of selling common stock. Long term debt was reduced by approximately $174,000 primarily through the assumption of liabilities by Eidetics Corporation relating to the sale of the PGTS product line.

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

    Going Concern Issue and Severe Liquidity Problems.  The Company's financial statements for the fiscal year ended March 31, 2001 have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. See the Independent Auditors' Report and Note A of Notes to Consolidated Financial Statements contained elsewhere herein. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's revenue levels have significantly declined during the fiscal year ended March 31, 2001. The Company has also sustained operating losses in recent years and requires substantial amounts of working capital in its operations. As a result, the Company suffers from limited cash resources that restrict its ability to bid for, obtain and perform larger contracts. Even if the Company overcomes its liquidity problems, there can be no assurance that in the future the Company will be able to increase revenues or operate profitably.

    Business Strategy: Internet Software Products and Services.  The Company's long term business strategy is to focus on the development of commercial software products derived from the Company's defense related technology and expertise in order to expand its customer base and reduce its historical dependence on defense contracts. The Company will require additional equity funding to be able to fully commercialize, market and exploit the IC3D Framework and WytH Technologies software. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts, or that the IC3D™ Framework and WyTH Technologies software will be a commercially feasible product, or that the Company will be able to successfully market the resulting products.

    Product Development and Technological Change.  The Internet software markets are characterized by rapid technological change and are highly competitive. The Company's success is dependent on its ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. The Company has limited manufacturing and marketing capabilities and financial resources and will be dependent upon establishing relationships with strategic and marketing partners to be able to fully exploit the IC3D Framework and WyTH Technologies software and other commercial products. There can be no assurance that the IC3D Framework and WyTH Technologies software or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence and intense competition from companies with greater resources than the Company.

    Dependence on One Customer and on Foreign Sales.  The Company has historically derived a substantial portion of its revenues from the sale of PGTS Training Simulator systems primarily to a limited number of foreign customers. The Company has divested its training simulator product line as previously planned. There is no assurance that the divestiture will improve the Company's viability.

    Dependence on Defense-Related Business.  The Company has historically derived a substantial portion of its revenues from U.S. and foreign government defense-related contracts. As a result, the Company's business has been impacted by reductions in the U.S. federal defense budget and this business will continue to be subject to risks affecting the defense industry, including changes in governmental appropriations and changes in national defense policies and priorities. The Company has sought to reduce its dependence on defense-related business by developing products with commercial applications, such as the proposed IC3D Framework and WyTH Technologies software networking products. As noted above, there can be no assurance that these products will achieve market acceptance, resulting in increased revenues and profitability.

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

    Protection of Intellectual Property.  The Company relies on a combination of patents, trademarks, trade secrets, and other intellectual property law, nondisclosure agreements and other protective measures to preserve its proprietary rights pertaining to its technology and products. Such protection, however, may not preclude competitors from developing products or technology similar or superior to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights to the extent it has the financial resources to do so, there can be no assurance that these efforts will be successful. Furthermore, there can be no assurance that the Company's products or technologies are not or will not be in violation of the patent rights of third parties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements are contained in this report beginning at page F-l.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information required hereunder is incorporated by reference from the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

    The information required hereunder is incorporated by reference from the section entitled "Executive Compensation" and "Election of Directors—Compensation of Directors" of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required hereunder is incorporated by reference from the section entitled "Ownership of Common Stock" of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required hereunder is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders.

PART IV

INDEX TO EXHIBITS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index (Management contracts, compensation plans and arrangements are identified by (*).
	3.1	Certificate of Incorporation, as amended (1)
	3.2	By-Laws amended. (1)
	* 10.1	1992 Stock Option Plan (8)
	* 10.2	Employment Agreement with Gershon Weltman dated August 1, 1989 and First Amendment dated October 22, 1991. (9)
	* 10.3	1988 Directors' Stock Option Plan. (8)
	* 10.4	Second Amendment to Employment Agreement with Gershon Weltman dated August 27, 1996. (2)
	* 10.5	Employment agreement with Thomas Lubaczewski dated January 1, 1997. (3)
	10.6	Loan Agreement and note dated September 23, 1997 between the Company and The Pacific Bank. (4)
	10.7	1999 Stock Option Plan (5)
	10.8	1999 Stock Option Plan for Non-Employee Directors (5)
	10.9	Employment Agreement with Richard Moskowitz dated January 3, 2000 and Memorandum of Agreement dated November 19, 1999. (6)
	10.10	Employment Agreement with Andreas Kemkes dated February 4, 2000. (10)
	10.11	Stock Compensation Plan for Consultants (7)
(b)	The Registrant filed no reports on Form-8K during the quarter ended March 31, 2001.
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

(7)
Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 15, 1999.

(8)
Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1993.

(9)
Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1992.

(10)
Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 9, 2001	PERCEPTRONICS, INC.
	By:	/s/ RICHARD MOSKOWITZ Richard Moskowitz Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD MOSKOWITZ Richard Moskowitz	Chief Executive Officer (Principal Executive Officer)	July 9, 2001
/s/ DR. GERSHON WELTMAN Dr. Gershon Weltman	Chairman, President (Principal Financial Officer)	July 9, 2001
/s/ STANLEY SCHNEIDER Stanley Schneider	Director	July 9, 2001
/s/ ROBERT PARKER Robert Parker Director	Director	July 9, 2001
/s/ DR. AMOS FREEDY Dr. Amos Freedy	Director	July 9, 2001

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Perceptronics, Inc.

    We have audited the accompanying balance sheets of Perceptronics, Inc. as of March 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perceptronics, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a net loss of $872,000 for the year ended March 31, 2001. As of March 31, 2001, the Company's current liabilities exceeded current assets by $847,000 and had net equity of $96,000. As described more fully in Note A to the financial statements, the Company is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Agoura Hills, California
June 29, 2001

PERCEPTRONICS, INC.
BALANCE SHEETS

	March 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash and short-term investments	$12,444	$355,781
Receivables
Billed—Note B	31,021	—
Unbilled—Note B	—	10,501
Other receivables	—	72
Inventory	—	80,620
Pre-contract costs	—	220,000
Prepaid expenses	1,350	17,620

TOTAL CURRENT ASSETS	44,815	684,594
EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost Note C	29,500	825,252
Less accumulated depreciation and amortization	22,848	787,213

	6,652	38,039
DEFERRED TAXES—Note F	932,566	932,566
OTHER ASSETS	4,080	82,930

TOTAL ASSETS	$988,113	$1,738,129

See notes to financial statements

PERCEPTRONICS, INC.
BALANCE SHEETS (Continued)

	March 31.
	2001	2000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long term debt—Note D	$35,306	$105,886
Short term debt—Note D	54,000	54,000
Accounts payable	326,868	588,211
Accrued compensation	298,292	172,499
Other accrued liabilities	139,844	121,437
Loans payable to shareholders—Note D	38,000	—
TOTAL CURRENT LIABILITIES	892,310	1,042,033
LONG TERM DEBT
Long term debt, net of current portion—Note D	—	103,029
Other long term liabilities	—	57,500
COMMITMENTS AND CONTINGENCIES—NOTES B & E

Total Liabilities	892,310	1,202,562
SHAREHOLDERS' EQUITY
Common stock—par value $.001; authorized 30,000,000 shares; 9,381,260 and 7,732,260 shares issued and outstanding	9,281	7,733
Additional paid-in capital	13,961,251	13,530,519
Accumulated deficit	(13,874,729)	(13,002,685)

TOTAL SHAREHOLDERS' EQUITY	95,803	535,567

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$998,113	$1,738,129

See notes to financial statements

PERCEPTRONICS, INC.
STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2001		2000
Net sales		$187,514		$720,985
Cost of sales		148,119		886,223

Cost of sales		39,395		(165,238)
Cost and expenses:
Selling, general and administrative		782,438		770,809
Research and development		249,825		195,800

Operating income (loss)		(992,868)		(1,131,847)
Net Gain on Sale of Assets—Note A >>>		133,490		—
Interest income		1,012		—
Interest expense		(12,878)		(39,881)
Income (loss) before taxes		(871,244)		(1,171,728)
Income tax provision—Note F		800		800

Net income (loss)		$(872,044)		$(1,172,528)

Earnings per share:
Basic:
Net income (loss)		$(0.10)		$(0.18)
Diluted:
Net income (loss)	$	N/A	$	N/A

Weighted average common and common equivalent shares:
Basic		8,102,260		6,681,095

Diluted		8,711,031		8,094,548

See notes to financial statements

PERCEPTRONICS, INC.
STATEMENTS OF SHAREHOLDERS EQUITY

	Common Stock
			Additional Paid In Capital	Accumulated Deficit
	Shares	Amount				Total
Balance at March 31, 1999	5,629,930	$5,630	$12,673,643		$(11,830,157)	$849.116
Exercise of options	33,600	34	8,945		8,979
Common shares issued	2,068,730	2,069	847,931		850,000
Net Income				$	(,172,528)	$(1,172,528)

Balance at March 31, 2000	7,732,260	$7,733	$13,530,519		$(13,002,685)	$535,567
Exercise of options	26,500	26	12,139		12,165
Common shares issued for cash	1,116, 750	1116	282,143		283,259
Common shares issued for services	405,750	406	136,450		136,856
Net Income					$(872,044)	$(872,044)
Balance at March 31, 2001	9,281,260	$9,281	$13,961,251		$(13,874,729)	$95,803

See Notes to Financial Statements

PERCEPTRONICS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	($872,044)	$(1,172,528)
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposal of assets	21,491	—
Depreciation and amortization	9,896	39,582
Changes in assets and liabilities:
Receivables	(20,448)	292,742
Inventory	80,620	91,602
Pre-contract costs	220,000	(43,683)
Prepaid expenses	16,270	11,717
Other assets	78,850	—
Accounts payable	(261,343)	59,769
Accrued compensation	125,793	24,467
Other accrued liabilities	18,407	(89,010)
Other long term liabilities	(57,500)	—

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(640,008)	(785,342)
CASH FLOWS FROM INVESTING ACTIVITY:
Capital additions/disposition	—	(7,289)

NET CASH USED IN INVESTING ACTIVITIES	—	(7,289)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants	—	8,979
Payment of long term debt	(173,609)	(45,368)
Increase (decrease) in other long term debt		(115,000)
Loans from shareholders	38,000	—
Proceeds from sale of common stock	432,280	850,000

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	296,671	698,611

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(343,337)	(94,020)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	355,781	449,801

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$12,444	$355,781

CASH PAID DURING PERIOD
Interest	$15,407	$18,407
Income Taxes	$800	$800

Supplemental Disclosure of Non Cash Activity:

    During the year ended March 31, 2001 the Company sold its assets relating to its PGTS product line. As compensation for these assets the buyer assumed the liabilities relating to the product line. The book value of the liabilities exceeded the book value of the assets resulting in a gain of $154,982.

See Notes to Financial Statements

PERCEPTRONICS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of the Company:  Perceptronics, Inc., (the "Company") is currently focused entirely on building a new position in commercial products and services for Internet Collaborative Interactivity from its previous dual focus on networking technology and defense simulation product and services. The Company calls its new Internet product lines the IC3D™ Framework and WyTH™ Technologies.

    Basis of Presentation:  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses during the fiscal year ended March 31, 2001 and requires substantial amounts of working capital to support its operations. At March 31, 2001, current liabilities exceed current assets by $847,495. The Company continues to have difficulty in meeting its obligations as they become due. Payments to vendors, totaling approximately $225,000 at March 31, 2001 are past due. The Company's cash flow during the fiscal year ended March 31, 2001 was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products. Since September 30, 1999, the Company has raised approximately $1,255,000 of investment capital, which has been the primary source of funding for continuing operations. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

    Sale of PGTS Training System Assets:  On December 27, 1999, the Company and Eidetics Corporation executed a Memorandum of Understanding regarding the sale of the PGTS product line to Eidetics Corporation. In March 2000, the Company commenced significant discussions with Eidetics Corporation leading to the sale of substantially all of the inventory, leaseholds, equipment and certain identifiable intangible assets of it's PGTS Training System product line. The agreement of the sale was completed on July 20, 2000. The book value of the assets sold was $315,649. The equipment was fully depreciated and has been valued at $10,000 and the identifiable intangible assets, which are not capitalized, are valued at $144,981 for a total purchase of $470,630. In consideration for the purchase of the product line assets, Eidetics Corporation paid off a bank loan of the Company's valued at $126,538 and a loan with the Small Business Administration valued at $43,014. Eidetics also assumed the Company's account payable liability of $301,078 with a foreign support services representative. The company will also be entitled to royalty payments under the agreement on future PGTS Training System sales by Eidetics for a four-year period from the date of sale. The Company consequently reported a gain of $154,981 applicable to the fully depreciated equipment and the identifiable intangible assets.

    In addition to the sale of the PGTS assets the Company disposed of various furniture and equipment resulting in a book loss of $21,491, resulting in a net gain on sale of assets of $133,490.

    Operating results of the PGTS Training Systems product line were as follows;

	2001	2000	1999
Net Sales	$16,724	$—	$2,827,000
Net income (loss)	$16,724	$(451,000)	$33,000

Settlement of Liabilities

    Between May 3, 2001 and June 14, 2001 the Company entered into settlement agreements with five suppliers and one lender whereby total liabilities of approximately $251,000 would be settled with payments totaling approximately $62,500 to be made before August 20, 2001. This total reduction of approximately $188,500 in liabilities depends on the Company receiving from Global Alpha Corporation on or before August 3, 2001 payment of approximately $1.3 million for exercise of the fourth warrant under the stock purchase agreement (See Note H), which is not assured. The effect of these settlement agreements is accordingly not reflected in the current financials.

    On May 4, 2001, in consideration for Global Alpha Corporation's agreement to invest in the Company, CEO Richard Moskowitz and President Dr. Gershon Weltman entered into general release and waiver agreements with the Company whereby Moskowitz and Weltman agreed to cancel previously booked obligations of approximately $175,000 and $63,000, respectively, arising from accrued salary, vacation and loans to the Company, and to accept payment of one hundred dollars ($100) each as full and final payment of the obligations. This further total reduction of approximately $238,000 in liabilities depends on the Company receiving from Global Alpha Corporation on or before August 3, 2001 payment of approximately $1.3 million for exercise of the fourth warrant under the stock purchase agreement between the Companies (See Note H), which is not assured. If this payment is not received, the general release and waiver agreements are cancelled. The effect of these general release and waiver agreements is accordingly not reflected in the current financials.

    Cash Equivalents:  All highly liquid investments maturing in three months or less when purchased are considered as cash equivalents.

    Inventory:  Inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

    Pre-contract Costs:  Costs incurred in connection with contracts which have not been signed at the balance sheet date (but where recoverability of costs is probable) are accounted for as pre-contract costs. No revenues or profits have been recognized on these costs. At March 31, 2001 and March 31, 2000 deferred pre-contract costs were $0 and $220,000, respectively.

    Equipment and Leasehold Improvements:  Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives, which range from 3 to 5 years. Amortization of leasehold improvements is provided for by the straight-line method over the shorter of the useful lives or the terms of the leases.

    Revenue Recognition:  During fiscal 2001 and 2000, 19% and 12% of the Company's total revenues resulted from products sold to commercial customers who were either foreign governments or domestic or foreign companies, respectively. Sales of products and services related to United States Government contracts were 81% and 88% of total revenues, respectively. Of the U.S. Government contract sales, 100% were for contracts that provided for reimbursement of cost plus fixed-fees and 0% were fixed price contracts. All sales were recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) are incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion.

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

    The following table summarizes the calculation of basic and diluted earnings per share for the years ended March 31:

	2001		2000
Numerator
Basic and diluted earnings per share — net income (loss)		$(872,044)		$(1,172,528)

Denominator
Basic earnings per share — Weighted average number of common shares outstanding during the year		8,102,260		6,681,095
Incremental common shares attributable to assumed exercise of outstanding stock options		608,771		1,413,453

Denominator for diluted earnings per share		8,711,031		8,094,548

Basic earnings (loss) per share		$(0.10)		$(0.18)

Diluted earnings (loss) per share	$	N/A	$	N/A

    The calculations of earnings excluded the effect of the assumed exercise of the following numbers of outstanding common stock options and warrants because their effect was antidilutive: 2,232,450 in 2001 and 920,300 in 2000.

NOTE B—RECEIVABLES

    At March 31, 2001 there were $31,021 billed receivables that represented amounts that had been invoiced on commercial and United States Government contracts and agreements that remained unpaid at year-end. At March 31, 2000 there were no billed receivables.

    Unbilled receivables at March 31, 2001 are $0 and at March 31, 2000 were $10,501. These balances represent amounts recognized under the percentage-of-completion method of accounting that have not been billed because of the billing terms of the contract.

    The amount of contract retention included in unbilled receivables was $0 in fiscal 2001 and $10,501 in fiscal 2000.

    The books and records of the Company are subject to audit by the Defense Contract Audit Agency (DCAA). The Company's overhead costs have been audited and approved by the DCAA through fiscal year 1997. The Company believes that it is in substantial compliance with Government record-keeping and cost-allocation requirements, and does not expect any significant adjustments as a result of the future audit of 1999 and 1998 overhead costs. As discussed in Note E, a large multi-year contract, which was completed in fiscal 1994, remains open.

NOTE C—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consist of the following at March 31:

	2001	2000
Computers and other equipment	$17,400	$343,953
Leasehold improvements	—	118,069
Machinery & equipment	—	320,006
Office furniture & fixtures	12,100	43,224

	29,500	825,252
Accumulated depreciation & amortization	22,848	787,213

	$6,652	$38,039

    Depreciation expense was $9,896 in fiscal 2001 and $39,582 in fiscal 2000.

NOTE D—LONG-TERM DEBT AND OTHER FINANCING

    Long-term debt included the following at March 31:

	2001	2000
Note Payable—Small Business Administration (SBA), secured by Company assets, payable in monthly installments of $782 including interest at 4% per annum, due November 2004.	$—	$43,014
Note Payable—Bank guaranteed by Small Business Administration, secured by Company assets, payable in monthly installments of $4,329 including interest at prime rate plus 2.75 percentage points, due November 2002. At March 31, 2000 the Company is past due on four monthly payments.	—	126,538
Note Payable—Consultant issued to resolve open accounts payable balance. Payable in monthly installments of $4,521 including interest at 8% per annum, outstanding balance was past due as of April 2000.	35,306	39,363

	35,306	208,915
Current portion of long-term notes payable	35,306	105,886

	$—	$103,029

    Maturities of long-term debt are as follows:

March 31,
2002	$35,306
2003	—
2004	—
2005	—
2006	—

$35,306

    Short-term debt included the following at March 31, 2001 and 2000:

    As of March 31, 2001 and 2000, there is a loan outstanding of $50,000 with a foreign customer and a note with a former employee of $4,000. The notes bear interest at 6% per year. The terms of the note required repayment by March 1, 1996 and December 31, 1995 respectively.

    As of March 31, 2001 the Company had loans outstanding of $38,000 to various shareholders. Loans totaling $28,000 and $10,000 are due December 15, 2001 and February 12, 2002, respectively. The loans are convertible to common stock at $0.15 per share at the option of the note holder.

NOTE E—COMMITMENTS AND CONTINGENCIES

    Lease Commitments:  Approximate future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 31, 2000 consisted of the following:

2002	$37,915
2003	3,036
2004	3,036
2005 and beyond	253

$44,240

    Rent expense was $69,881 in fiscal year 2001 and $207,000 in fiscal year 2000.

    DCAA—Audit:  The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 2000, there is a DCAA audit open of a large multi-year contract which was completed in 1994. The Company believes the costs charged to this contract were proper and should not result in any significant adjustments. The Company has provided $100,000 in reserve for possible contract price adjustments at March 31, 2001. The amount reserved is believed to be adequate and is included in accrued liabilities.

NOTE F—INCOME TAXES

    The provision for income taxes consist of the following:

	Year Ended March 31,
	2001	2000
Current:
Federal	$—	$—
State	800	800

	800	$800
Deferred:
(Increase) decrease in benefit of NOL carryforwards	677,000	(460,000)
Increase (decrease) in valuation allowance	(677,000)	460,000

	$800	$800

    At March 31, 2001, the Company has net operating loss (NOL) carryforwards of approximately $6,540,000 for federal income tax purposes and $190,000 for state income tax purposes, respectively, expiring in varying amounts through 2015. At March 31, 2001, approximately $3,100,000 of federal and approximately $40,000 of state net operating losses expired. The Federal NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined by the Internal Revenue Code occur, expire between 2002 and 2016 if not utilized. State net operating loss carryforwards at March 31, 2001 expire between 2002 and 2011, if not utilized.

    SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be sufficient to realize the recorded deferred tax asset of $6,730,000 net of a valuation allowance of $5,797,000.

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

    Federal income tax NOL carryforwards will expire between fiscal 2002 and 2016 and state income tax operating loss carryforwards will expire between fiscal 2002 and 2011 if not used to offset taxable income.

    The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	2001	2000
Federal statutory rate	34.00%	34.00%
Increase (reductions) in taxes due to:
State income taxes (net of federal benefit)	5.83%	5.83%
Valuation allowance adjustment	(39.74)%	(39.90)%

	(0.09)%	(0.07)%

    Income taxes paid amounted to $800 in fiscal 2001 and $800 in fiscal 2000.

NOTE G—EMPLOYEE BENEFITS

    The Company has a combined profit sharing and retirement/savings plan qualifying for treatment under Internal Revenue Code Section 401(k). All employees aged 21 and older, except those covered by a collective bargaining agreement, are eligible following six months of employment in which at least 500 hours are paid. Under the profit sharing portion of the plan, contributions to the plan are determined by the Board of Directors and are allocated among eligible participants in proportion to their salaries. There were no contributions made by the Company in fiscal 2000 and 1999. Under the retirement/savings portion of the plan, the Company may match 75% of eligible employees' voluntary contributions to a maximum of 4.5% of their salaries. There were no Company matching contributions made under the retirement/savings plan portion in fiscal 2001 and 2000.

NOTE H—SHAREHOLDERS' EQUITY

    The Company's 1982 Employee Incentive Stock Option Plan, as amended, authorized the issuance of options to purchase 690,000 shares of common stock which may be granted to employees, including officers, of the Company. No options may be granted under this plan after November 1992. Options to purchase 3,800 and 37,800 shares were outstanding and exercisable under this plan at March 31, 2001 and 2000, respectively.

    In September 1992, the Company's shareholders approved the 1992 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 300,000 shares of Common Stock which may be granted to employees, directors, consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later than ten years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 217,500 and 250,250 shares were outstanding under this plan at March 31, 2001 and March 31, 2000, of which 217,500 and 231,850 shares were exercisable.

    The 1988 Directors' Option Plan authorizes the issuance of options to purchase 100,000 shares of common stock. The options are automatically granted on April 1st of each year and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise prices may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 12,000 and 18,000 shares were outstanding and exercisable under this plan at March 31, 2001 and 2000, respectively. No options can be granted under this plan after July 1998.

    In September 1999, the Company's shareholders approved the 1999 Stock Option Plan for Non Employee Directors. The Non Employee Director's plan authorizes the issuance of options to purchase 250,000 shares of common stock. Options are automatically granted under the plan on September 14, 1999 and on April 1st of each year thereafter and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise price may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 50,000 and 62,500 shares were outstanding on March 31, 2001 and 2000, respectively.

    In September 1999, the Company's shareholders approved the 1999 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 500,000 shares of Common Stock which may be granted to employees and consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of the fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later then 10 years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 805,000 shares of common stock were outstanding under this plan at March 31, 2001, of which 575,000 were exercisable. No options to purchase common shares were outstanding under this plan at March 31, 2000.

    Effective September 29, 1999 the Company's Board of Directors approved the adoption of a stock compensation plan to compensate certain qualified consultants. The plan allows for the issue of 700,000 shares of common stock. Under the plan the Board of Directors makes a determination of the value of the services rendered by the consultant and authorizes the issuance of shares valued at 100% of the fair market value at the date the shares are granted. At March 31, 2001, 447,500 shares of common stock had been issued to qualified consultants.

    On February 4, 2000, the Company granted non-qualified stock options pursuant to employment agreements with two employees. The non-qualified stock options for the issuance of 465,000 shares of common stock were issued to the two employees at an exercise price of $.77. The option shares become exercisable in installments and at March 31, 2001, there were 415,000 shares exercisable.

    On July 21, 2000, the Company granted incentive stock options to an employee for outstanding business contributions. The qualified stock options for the issuance of 100,000 shares of common stock were issued to the employee at an exercise price of $0.75.

    In September 2000, the Company's shareholders approved an amendment to the 1999 Stock Option Plan which increases the number of incentive and non-qualified options to purchase to 1,000,000 shares of Common Stock which may be granted to employees and consultants and advisors.

    On January 4, 2001, the Company granted non-qualified stock options pursuant to an employment agreement with an employee. The non-qualified stock options for the issuance of 240,000 shares of common stock were issued to the employee at an exercise price of $0.20.

    Changes in the status of options are summarized as follows for fiscal years ended

March 31:

	2001	2000
Outstanding at beginning of year	833,550	299,800
Granted	390,000	618,500
Canceled or expired	(119,200)	(51,150)
Exercised	(16,000)	(33,600)

Outstanding at end of year	1,088,300	833,550
Available for grant at end of year	345,000	687,650
Price range of options:
Outstanding at end of year	$.11—$3.00	$.11—$3.00
Exercised	$.18—$ .47	$.11—$ .63

    At March 31, 2001 and 2000, options for the purchase of 858,300 and 400,150 shares were exercisable.

    At March 31, 2001 the following warrants to purchase common shares were outstanding:

Quantity	Exercise Price	Expiration Date
44,693	$.32	October 30, 2002
100,000	$.25	November 18, 2002
111,111	$.56	November 30, 2002
400,000	$.25	December 14, 2002
30,000	$.50	December 17, 2002
50,000	$.25	December 20, 2002
44,693	$.29	January 28, 2003
28,809	$.78	January 31, 2003
75,000	$.50	February 18, 2003
25,000	$.30	March 06, 2003
57,143	$.57	March 16, 2003
240,000	$.50	March 30, 2003
45,264	$.74	April 28, 2003
66,667	$.75	June 5, 2003
55,556	$.75	June 10, 2003
200,000	$.75	June 17, 2003
444,444	$.70	June 17, 2003
55,556	$.75	July 1, 2003
200,000	$.50	July 27, 2003
51,540	$.53	July 28, 2003
250,000	$.20	October 13, 2003
54,307	$.47	October 26, 2003
222,222	$.56	December 2, 2003
37,500	$.75	January 29, 2004
37,500	$.75	February 5, 2004
50,000	$.85	April 6, 2004
75,000	$.50	April 22, 2004
5,000	$.97	May 4, 2004
200,000	$.85	July 6, 2004
60,000	$.44	October 31, 2004
20,000	$.50	November 3, 2004
20,000	$.50	November 3, 2004
40,000	$.50	November 3, 2004
75,000	$.01	March 27, 2006

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

(In thousands, except per share amount)	2001	2000
Net earnings
As reported	$(872)	$(1,172.5)
Pro forma	$(973)	$(1,923.0)
Net earnings per share
As reported	$(0.10)	$(0.18)
Pro forma	$(0.12)	$(0.29)

    The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 2001 and 2000, respectively: dividend yield of 0%, expected volatility of 20% and 20%, risk-free interest rates of 5.00% and 5.00%, and expected lives of 5 years.

    During the fiscal year ended March 31, 2001, the Company entered into stock purchase subscription agreements with several investors for the purchase of 450,000 shares of common stock for a purchase price of $150,000. The subscription agreements also provide for the issuance of warrants to the investors for the purchase of up to 450,000 shares of common stock at exercise prices that range from $.20 to $.50.

    During the fiscal year ended March 31, 2001, the Company issued 222,500 shares of common stock to several persons in payment for consulting services of $102,206, and also issued 850,000 shares of common stock to several employees for payment of accrued expenses and salary of $170,000.

    During the fiscal year ended March 31, 2001, the Company issued warrants to consultants and advisors, under the terms of agreements with these consultants and advisors, for the purchase of up to 150,000 shares of common stock at exercise prices that range from $.01 to $.50.

    On April 5, 2001 the Company entered into a Securities Purchase Agreement with Global Alpha Corporation, a British Virgin Islands company ("Global Alpha"), wherein the Company agreed to sell up to 14,616,444 shares of its common stock to Global Alpha for aggregate consideration of $3,226,200. In accordance with the Agreement, the shares are being purchased, at the option of Global Alpha, over a six-month period. The first installment of $100,000 was paid on April 6, 2001 for 500,000 shares. Subsequent installments of $100,000 and $150,000 were paid on May 5, 2001 and June 5, 2001 for 500,000 and 750,000 shares, respectively. Additional monthly installments increasing to $1,332,809 on August 3, 2001, and $1,393,391 on October 2, 2001, may be paid at the option of Global Alpha. There is no assurance that all or any future purchases will be made by Global Alpha.

NOTE I—SIGNIFICANT CUSTOMERS

    During fiscal year 2001, sales to the United States Government were approximately $150,450 (81% of total sales). All other customers accounted for approximately $36,700 (19% of total sales). During fiscal year 2000, sales to the United States Government were approximately $640,000 (88% of total sales), while all other customers accounted for approximately $80,000 (12% of total sales).

INDEX TO EXHIBITS

  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index (Management contracts, compensation plans and arrangements are identified by (*).
	3.1	Certificate of Incorporation, as amended (1)
	3.2	By-Laws amended. (1)
	* 10.1	1992 Stock Option Plan (8)
	* 10.2	Employment Agreement with Gershon Weltman dated August 1, 1989 and First Amendment dated October 22, 1991. (9)
	* 10.3	1988 Directors' Stock Option Plan. (8)
	* 10.4	Second Amendment to Employment Agreement with Gershon Weltman dated August 27, 1996. (2)
	* 10.5	Employment agreement with Thomas Lubaczewski dated January 1, 1997. (3)
	10.6	Loan Agreement and note dated September 23, 1997 between the Company and The Pacific Bank. (4)
	10.7	1999 Stock Option Plan (5)
	10.8	1999 Stock Option Plan for Non-Employee Directors (5)
	10.9	Employment Agreement with Richard Moskowitz dated January 3, 2000 and Memorandum of Agreement dated November 19, 1999. (6)
	10.10	Employment Agreement with Andreas Kemkes dated February 4, 2000. (10)
	10.11	Stock Compensation Plan for Consultants (7)
(b)	The registrant filed no reports on Form-8K during the quarter ended March 31, 2000.
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

(7)
Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 15, 1999.

(8)
Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1993.

(9)
Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1992.

(10)
Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 2000.

QuickLinks

FORM 10-KSB
PART I
ITEM 1. BUSINESS
G e n e r a l
U.S. Government Contracts
Marketing and Customers
Rights to Technology
Manufacturing and Supplies
Competition
Strategic Partnering and Teaming Agreements
Employees
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Going Concern Qualification
Sale of PGTS Assets
Results of Operations
Liquidity and Capital Resources.
Forward Looking Statements
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
INDEX TO EXHIBITS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITOR'S REPORT
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF SHAREHOLDERS EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO AUDITED FINANCIAL STATEMENTS
Settlement of Liabilities
INDEX TO EXHIBITS