Form 10QSB
period 2001-06-30
PERCEPTRONICS INC
filed 2001-08-20
CIK 710217

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to               .

Commission File No: 0-12382

PERCEPTRONICS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2577731 (I.R.S. Employer Identification Number)
10345 West Olympic Boulevard, Los Angeles, CA (Address of Principal Executive Offices)	90064 Zip Code

Registrant's telephone number, including area code: (310) 229-9860

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK—$.001 PAR VALUE
(Title of Class)

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [11,131,260] shares of common stock as of June 29, 2001.

    Transitional Small Business Disclosure Format (check one):
    YES / /  NO /x/

INDEX

PERCEPTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance sheets, Perceptronics, Inc., June 30, 2001 and March 31, 2001.
Statements of operations, Perceptronics, Inc., three months ended June 30, 2001 and June 30, 2000.
Statements of cash flows, Perceptronics, Inc., three months ended June 30, 2001 and June 30, 2000.
Notes to financial statements.
Item 2.	Management's discussion and analysis of financial condition and results of operations.
PART II. OTHER INFORMATION
Item 2.	Changes in securities
Item 6.	Exhibits and Reports on Form 8-K.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERCEPTRONICS, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2001	March 31, 2001
ASSETS:
Current Assets:
Cash and short term investments	$33,310	$12,444
Receivables—Note C	17,613	31,021
Prepaid expenses	1,119	1,350
Total current assets:	52,054	44,815
Equipment & Leasehold Improvements, at cost	29,500	29,500
Less accumulated depreciation and amortization	22,848	22,848
	6,652	6,652
Deferred Taxes	932,566	932,566
Other Assets	4,080	4,080
TOTAL ASSETS	995,340	988,113
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current portion of long term debt—Note D	35,306	35,306
Short term debt	54,000	54,000
Accounts payable—Note B	317,931	326,868
Accrued compensation	298,292	298,292
Loans payable to shareholders	38,000	38,000
Other accrued liabilities	149,896	139,844
Total current liabilities:	893,425	892,310
Long-Term Liabilities:
Long term debt, net of current portion—Note D
Total Liabilities	893,425	892,310
COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY:
Common Stock, par value $.001 per share, authorized 30,000,000 shares, issued and outstanding 11,131,260 shares at 6/30/01 and 9,281,260 shares at 3/31/01	11,131	9,281
Additional paid in capital	14,313,400	13,961,251
Accumulated deficit	(14,222,616)	(13,874,729)
TOTAL SHAREHOLDERS' EQUITY	101,915	95,803
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	995,340	988,113

See Notes to Pro Forma Financial Statements (Unaudited)

PERCEPTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30
	2001	2000
Net Sales	$0	$0
Cost of Sales	0	16,509
Gross Profit		(16,509)
Costs and expenses:
Selling, general and administrative	201,843	186,031
Research & development	146,044	113,537

Operating (loss)	(347,887)	(316,077)
Gain on Sale of Assets
Interest income		1,012
Interest expense		(5,760)

Income (loss) before taxes	(347,887)	(320,825)
Income tax provision

Net Income (loss)	(347,887)	(320,825)

Earnings per share:
Basic:	(0.03)	(0.04)
Net Income
Diluted:	N/A	N/A
Weighted average common and common equivalent shares:
Basic-Note E	11,131,260	7,741,510
Diluted-Note E	N/A	N/A

See Notes to Pro Forma Financial Statements (Unaudited)

PERCEPTRONICS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(347,887)	(320,825)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		9,896
Changes in assets and liabilities:
Receivables	13,408
Inventory
Prepaid expenses	231	1,450
Pre-contract costs
Other assets
Accounts payable	(8,937)	(16,256)
Accrued compensation	(298,292)	20,486
Notes to affiliates		4,000
Other accrued liabilities	215,776	748
Other long term liabilities	92,568
Net cash (used) by operating activities:	(333,133)	(300,501)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and warrants		480
Payment of long-term debt		(4,000)
Proceeds from sale of common stock	353,999	7,340
Net cash provided in financing activities	353,999	3,820
NET INCREASE (DECREASE) IN CASH	20,866	(296,681)
Cash, beginning of period	12,444	355,781
Cash, end of period	33,310	59,100
Cash paid during period for income taxes	0
Cash paid during period for interest expense	0	5,760

See Notes to Pro Forma Financial Statements (Unaudited)

PERCEPTRONICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in opinion of management, of a normal recurring nature. Results for the three month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2001.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of the Company:  Perceptronics, Inc., the "Company" develops, produces and markets peer-to-peer software products and services that allow Internet Web site developers and owners as well as Internet infrastructure and services providers to create online multi-media collaborative experiences that meet the growing demand for expanded multi-user interactivity on the Internet.

    Basis of Presentation:  The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses in recent years and requires substantial amounts of working capital in its operations. The ability of the Company to operate profitably and generate sufficient positive cash flows is dependent on the generation of license revenues and raising additional investment capital to fund development of commercial software products. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Settlement of Liabilities

    Between May 3, 2001 and June 14, 2001 the Company entered into settlement agreements with five suppliers and one lender whereby total liabilities of approximately $251,000 would be settled with payments totaling approximately $62,500 to be made before August 20, 2001. This total reduction of approximately $188,500 in liabilities depended on the Company receiving from Global Alpha Corporation payment for exercise of the fourth warrant under the stock purchase agreement sufficient to cover the agreed on payments to the suppliers and lenders. Such payment was received from Global Alpha on August 6, 2001.

    On May 4, 2001, in consideration for Global Alpha Corporation's agreement to invest in the Company, CEO Richard Moskowitz and President Dr. Gershon Weltman entered into general release and waiver agreements with the Company whereby Moskowitz and Weltman agreed to cancel previously booked obligations of approximately $175,000 and $63,000, respectively, arising from accrued salary, vacation and loans to the Company, and to accept payment of one hundred dollars ($100) each as full and final payment of the obligations. This further total reduction of approximately $238,000 in liabilities depended on the Company receiving from Global Alpha Corporation on or before August 3, 2001 payment of approximately $1.3 million for exercise of the fourth warrant under the stock purchase agreement between the Companies, which is not assured. By agreement between Global Alpha and the Company dated August 3, 2001, the terms of the fourth warrant were changed to provide a series of monthly warrants. The general release and waiver agreements were modified to reflect this change, so that failure by Global Alpha to fund any future warrant results in restoration of the obligation on the

Company's books. Payment was received from Global Alpha on August 6, 2001 for the first monthly warrant, and Global Alpha appears to be encouraged with its relationship with Perceptronics.

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

    Per Share Data:  Per share data is based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding using the treasury stock method. Refer to Note E for a reconciliation of the shares used to compute earnings per share.

    Use of Estimates:  Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts of revenues and expenses, in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

NOTE C—RECEIVABLES

    Billed receivables at June 30, 2001 and March 31, 2001 were $17,613 and $31,021, respectively. These represent amounts that have been invoiced on commercial and United States Government contracts and agreements that remain unpaid.

NOTE D—LONG TERM DEBT

    Long-term debt included the following at June 30 and March 31, 2001:

	June 30, 2001	March 31, 2001
Note Payable—Consultant issued to resolve open accounts Payable balance. Payable in monthly installments of $4,521 Including interest at 8% per annum	$35,306	$35,306

Current portion of long-term notes payable	$35,306	$35,306

Maturities of long-term debt are as follows:
June 30,2002	$—	$—

    Short-term debt included the following at June 30, 2001 and March 31, 2001:

    As of June 30, 2001 and March 31, 2001, there was a loan outstanding of $50,000 with a foreign customer and a note with a former employee of $4,000. The notes bear interest at 6% per year. The terms of the note required repayment by March 1, 1996 and December 31, 1995 respectively. As of June 30, 2001 there are -Convertible Promissory Notes totaling $38,000 with a number of officers, directors and others that require repayment by December 31, 2002, bear interest at 10% per year and can be converted before repayment to common stock at $0.15 per share.

NOTE E—EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement became effective beginning in the Company's third quarter ended December 31, 1997. A reconciliation of shares used to compute earnings per share for the three month periods ended June 30, 2001 and June 30, 2000 are as follows:

	Quarter ended June 30
	2001	2000
Weighted average common shares Outstanding	10,206,260	7,741,510
Diluted stock options and warrants Based on treasury stock method	766,037	N/A
Diluted shares	10,972,297	N/A

Item 2. Management's discussion and analysis of financial condition and results of operations.

General

    Perceptronics, Inc., (the "Company"), is focused entirely on developing new commercial products in the area of Internet Collaboration. The products, called the IC3Dtm Framework and WyTHtm technologies, are directed toward the rapidly growing market for multi-person, online, real-time collaborative interactions involving multiple media accessed over the Internet. The major vertical markets for the products are entertainment, education, e-commerce and business communication.

RESULTS OF OPERATIONS

    Net Sales.  Net sales for the three-month period ended June 30, 2001 were zero. The company is in a state of transition and no sales resulted in the period.

    Cost of Sales.  Cost of sales for the three-month period ended June 30, 2001 decreased 100% as a result of the 100% decrease in sales discussed above. The decrease in cost of sales is not proportional to the decrease in net sales because of certain fixed and semi-fixed expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15,812 or 8% in the three-month period ended June 30, 2001 compared to the comparable three-month period in the prior fiscal year.

    Interest Expense.  Interest expense decreased $5,360 in the three-month period ended June 30, 2001 compared to the comparable three-month period in the prior fiscal year.

    Liquidity and Capital Resources.  The Company is experiencing liquidity problems due to a lack of revenues and the absence of cash reserves. At June 30, 2001, the Company's unrestricted cash balances of $33,310 were the result of equity investments made during the first quarter of fiscal 2002. The Company had negative working capital of $841,576 at June 30, 2001, compared to negative working capital of $660,548 at June 30, 2000. At June 30, 2001, vendor accounts totaling approximately $35,000 are past due. With the investment from Global Alpha, the company should be able to bring current most of its payables in the months of August and September. See Note B of the Notes to Financial Statements, which is hereby incorporated herein by reference

    The Company still requires significant financing from external sources to be able to fund the development of the IC3D Framework and WyTH technology commercial software products. There is no assurance that the Company will be able to continue to raise the financing required to fund operations in the future and whether the commercial software products will start to generate revenue and profits. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders. The Company continues to pursue U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The Company is also exploring alternative sources for financing such as strategic business alliances and potential business combinations in order to meet short and long-term objectives.

    The Company also has a 24-month note payable with a starting principal of $100,000 that bears interest at 8% per annum. At June 30, 2001, the outstanding balance on this note payable was $35,306. This note is part of the settlement agreements with five suppliers and one lender, described above, whereby total liabilities of approximately $251,000 would be settled with payments totaling approximately $62,500 to be made before August 20, 2001. The Company made these payments on August 10th thus reducing the liabilities of the company.

    The Company's operating activities used cash of $333,133 during the quarter ended June, 30, 2001 resulting primarily from the operating loss incurred during the period.

    The Company's investing activities used no cash during the quarter ended June 30, 2001. The Company is primarily a developer of computer software and therefore not capital intensive. The Company does not currently have any material commitments for the purchase of capital assets.

    The Company's financing activities provided cash of $353,999 during the three-month period ended June 30, 2001 The funding came from its main investor, Global Alpha.

FORWARD LOOKING STATEMENTS

    The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.

  (a)
  Exhibits:

      None

  (b)
  Reports on Form 8-K

      None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

PERCEPTRONICS, INC. Registrant
Date:	August 15, 2001	By:	/s/ RICHARD MOSKOWITZ
Richard Moskowitz Chief Executive Officer

QuickLinks

INDEX PERCEPTRONICS, INC.
  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
PERCEPTRONICS, INC. BALANCE SHEETS (UNAUDITED)
PERCEPTRONICS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
PERCEPTRONICS, INC. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
PERCEPTRONICS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's discussion and analysis of financial condition and results of operations.
  PART II. OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K.
Signatures