Form 10QSB
period 2001-09-30
PERCEPTRONICS INC
filed 2001-11-19
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________ to ____________

Commission File No: 0–12382

Alpha Virtual, Inc.

(formerly Perceptronics, Inc.)

(Exact name of Registrant as specified in its Charter)

Delaware	95–2577731
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10345 West Olympic Boulevard, Los Angeles, CA	90064
(Address of Principal Executive Offices)	Zip Code

Registrant's telephone number, including area code:    (310) 432-6200

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK – $.001 PAR VALUE

(Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [13,244,896] shares of common stock as of September 30, 2001.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

INDEX

ALPHA VIRTUAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance sheets, Alpha Virtual, Inc., September 30, 2001 and March 31, 2001.

Statements of operations, Alpha Virtual, Inc., three and six months ended September 30, 2001 and three and six months ended September 30, 2000.

Statements of cash flows, Alpha Virtual, Inc., three months ended September 30, 2001 and September 30, 2000.

Notes to financial statements.

Item 2.	Management’s discussion and analysis of financial condition and results of operations.

PART II. OTHER INFORMATION

Item 2.	Changes in securities

Item 6.	Exhibits and Reports on Form 8-K.

The Registrant filed a Form 8-K on August 10, 2001

Part I.               FINANCIAL INFORMATION

Item 1.            Financial Statements

ALPHA VIRTUAL, INC.

BALANCE SHEETS

(UNAUDITED)

	Sept. 30, 2001	March 31, 2001
ASSETS:
Current Assets:
Cash and short term investments	$129,182	$12, 444
Receivables-Note C	17,613	31,021
Prepaid expenses	1,119	1,350

Total current assets:	147,914	44,815

Equipment & Leasehold Improvements, at cost	30,915	29,500
Less accumulated depreciation and amortization	22,848	22,848
	8,067	6,652

Deferred Taxes	932,566	932,566
Other Assets	11,080	4,080

TOTAL ASSETS	1,099,627	988,113

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current portion of long term debt-Note D	35,306	35,306
Short term debt	54,000	54,000
Accounts payable-Note B	41,053	326,868
Accrued compensation	298,292	298,292
Loans payable to shareholders	38,000	38,000
Other accrued liabilities	115,313	139,844

Total current liabilities:	581,964	892,310

Long-Term Liabilities:
Long term debt, net of current portion-Note D

Total Liabilities	581,964	892,310

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, par value $.001 per share, authorized 30,000,000 shares, issued and outstanding 13,244,896 shares at 9/30/01 and 9,281,260 shares at 03/31/2001	13,245	9,281
Additional paid in capital	15,057,286	13,961,251
Accumulated deficit	(14,552,868)	(13,874,729)

TOTAL SHAREHOLDERS' EQUITY	517,663	95,.803

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,099,627	988,113

See Notes to Pro Forma Financial Statements (Unaudited)

ALPHA VIRTUAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Six Months Ended September 30
	2001	2000	2001	2000
Net Sales	$0	$76,437	$0	76,437
Cost of Sales	0	67,742	0	84,251

Gross Profit	0	8,695	0	(7,814)

Costs and expenses:
Selling, general and administrative	401,817	90,711	603,660	276,742
Research & development	65,935	56,079	211,979	169,616

Operating (loss)	(467,752)	(138,095)	(815,639)	(454,172)

Gain on Sale of Assets	-	154,981		154,981
Interest income	-	-		1,012
Interest expense	-	-	0	(5,760)
Other Income Note B	137,500		137,500

Income (loss) before taxes	(330,252)	16,886	(678,139)	(303,939)
Income tax provision		-

Net Income (loss)	(330,252)	$16,886	(678,139)	(303,939)

Earnings per share:
Basic:	(0.03)	$0.00	(0.06)	(0.04)
Net Income (loss)
Diluted:	N/A	N/A	N/A	N/A

Weighted average common and common equivalent shares:
Basic	12,188,078	7,841,510	11,659,669	7,791,510

Diluted	N/A	N/A	N/A	N/A

See Notes to Pro Forma Financial Statements (Unaudited)

ALPHA VIRTUAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(678,139)	(303,939)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		12,440

Changes in assets and liabilities:
Receivables	13,408	(24,285)
Inventory		80,260
Prepaid expenses	(231)	(6,575)
Pre-contract costs		220,000
Other assets	(7,000)	4,123
Accounts payable	(285,815)	(203,899)
Accrued compensation		7,799
Notes to affiliates		13,345
Other accrued liabilities	(24,531)	(4,871)
Other long term liabilities		(57,500)

Net cash (used) by operating activities:	(981,846)	(263,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(1,416)
Net cash used by investing activities	(1,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and warrants		480
Payment of long-term debt		(177,609)

Proceeds from sale of common stock	1,100,000	107,340

Net cash provided in financing activities	1,100,000	(67,789)

NET INCREASE (DECREASE) IN CASH	116,738	(332,891)

Cash, beginning of period	12,444	355,781
Cash, end of period	129,182	22,890

Cash paid during period for income taxes	0
Cash paid during period for interest expense	0	5,760

See Notes to Pro Forma Financial Statements (Unaudited)

ALPHA VIRTUAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in opinion of management, of a normal recurring nature. Results for the three month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2001.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company: Alpha Virtual, Inc., the "Company" develops, produces and markets peer-to-peer software products and services that allow Internet Web site developers and owners as well as Internet infrastructure and services providers to create online multi-media collaborative experiences that meet the growing demand for expanded multi-user interactivity on the Internet.

Basis of Presentation: The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The ability of the Company to operate profitably and generate sufficient positive cash flows is dependent on the generation of license revenues and raising additional investment capital to fund development of commercial software products. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Settlement of Liabilities

After receiving the fourth warrant under the stock purchase agreement with Global Alpha, the company was able to settle approximately $200,000 of its accounts payable with cash totaling approximately $62,500.  The accounts payable were settled in August.

On May 4, 2001, in consideration for Global Alpha Corporation’s agreement to invest in the Company, CEO Richard Moskowitz and President Dr. Gershon Weltman entered into general release and waiver agreements with the Company whereby Moskowitz and Weltman agreed to cancel previously booked obligations of approximately $175,000 and $63,000, respectively, arising from accrued salary, vacation and loans to the Company, and to accept payment of one hundred dollars ($100) each as full and final payment of the obligations. This further total reduction of approximately $238,000 in liabilities depended on the Company receiving from Global Alpha Corporation on or before August 3, 2001 payment of approximately $1.3 million for exercise of the fourth warrant under the stock purchase agreement between the Companies, which was not assured.  By agreement between Global Alpha and the Company dated August 3, 2001, the terms of the fourth warrant were changed to provide a series of monthly warrants.  The general release and waiver agreements were modified to reflect this change, so that failure by Global Alpha to fund any future warrant results in restoration of the obligation on the Company’s books.  Payment was received from Global Alpha on August 6, 2001 for the first monthly warrant, and Global Alpha appears to be encouraged with its relationship with Alpha Virtual.

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

Income Taxes: Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes. Deferred income taxes are the result of the recognition of tax benefits that management expects to realize from the utilization of net operating loss carryforwards. The amounts recorded are net of valuation allowance and represent management’s estimate of the amount that is more likely than not to be realized.

Per Share Data: Per share data is based upon the weighted average number of shares of common and dilutive common stock equivalents outstanding using the treasury stock method. Refer to Note F for a reconciliation of the shares used to compute earnings per share.

Use of Estimates: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts of revenues and expenses, in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

NOTE C - RECEIVABLES

Billed receivables at September 30, 2001 and March 31, 2001 were $17,613 and $31,021, respectively.  These represent amounts that have been invoiced on commercial and United States Government contracts and agreements that remain unpaid.

NOTE D- LONG TERM DEBT

Long-term debt included the following at September 30 and March 31, 2001:

	September 30,	March 31,
	2001	2001

Note Payable-Consultant issued to resolve open accounts
Payable balance. Payable in monthly installments of $4,521
Including interest at 8% per annum.	$35,306	$35,306

Current portion of long-term notes payable	$35,306	$35,306

Short-term debt included the following at September 30, 2001 and March 31, 2001:

As of September 30, 2001 and March 31, 2001, there was a loan outstanding of $50,000 with a foreign customer and a note with a former employee of $4,000. The notes bear interest at 6% per year. The terms of the note required repayment by March 1, 1996 and December 31, 1995 respectively.   As of June 30, 2001 there are Convertible Promissory Notes totaling $38,000 with a number of officers, directors and others that require repayment by December 31, 2002, bear interest at 10% per year and can be converted before repayment to common stock at $0.15 per share.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

General

Alpha Virtual, Inc., (the “Company”), is focused entirely on developing new commercial products in the area of Internet Collaboration. The products, called the IC3Dtm Framework and WyTHtm technologies, are directed toward the rapidly growing market for multi-person, online, real-time collaborative interactions involving multiple media accessed over the Internet. The major vertical markets for the products are entertainment, education, e-commerce and business communication.

With the investment from Global Alpha, Alpha Virtual has been able to increase its software engineering team.  The company is planning product launches in the first quarter of the 2002 calendar year.

RESULTS OF OPERATIONS

Net Sales.  Net sales for the three-month and six month period ended September 30, 2001 were zero. The company is in a state of transition and no sales resulted in the period.

Cost of Sales. Cost of sales for the three-month and six month period ended September 30, 2001 decreased 100% as a result of the 100% decrease in sales as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $311,106 or 343% in the three-month period ended September 30, 2001 and increased $326918 or 118% in the six month period ended September 30, 2001, compared to the comparable three-month and six month periods in the prior fiscal year.  The large increase in spending was due to the company receiving the outside investment from Global Alpha which allowed Alpha Virtual to increase its operational expenses.

Interest Expense.  Interest expense booked was $0 in the three month period ended September 30, 2001 compared to the comparable three month period in the prior fiscal year.

Liquidity and Capital Resources. At September 30, 2001, the Company’s unrestricted cash balances of $129,182 were the result of equity investments made during the second quarter of fiscal 2002. The Company had negative working capital of $434,050 at September 30, 2001, compared to negative working capital of $847,495 at March 31, 2001. At September 30, 2001, vendor accounts totaling approximately $15,000 were past due. See Note B of the Notes to the  Financial Statements, which is hereby incorporated herein by reference.

Over the next seven months, the company should continue to receive funding from Global Alpha in $300,000 increments per month.  There is no assurance that the Company will be able to continue to raise the financing required to fund operations in the future and whether the commercial software products will start to generate revenue and profits. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders.  The Company is also exploring alternative sources for financing such as strategic business alliances and potential business combinations in order to meet short and long-term objectives.

The Company’s operating activities used cash of $301,122 during the quarter ended September, 30, 2001 resulting primarily from the operating loss incurred during the period.

The Company’s investing activities used no cash during the quarter ended September 30, 2001.  The Company is primarily a developer of computer software and therefore not capital intensive.  The Company does not currently have any material commitments for the purchase of capital assets.

The Company’s financing activities provided cash of $1,100,000 during the six-month period ended September 30, 2001. The funding came from its main investor, Global Alpha.

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference “Forward Looking Statements” contained in the “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” of the Company’s Form 10-KSB dated March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.

Alpha Virtual, Inc.
Registrant

Date: November 19, 2001	By:	/s/ Dan Mapes
Dan Mapes
Chief Executive Officer