Form 10QSB
period 2001-12-31
ALPHA VIRTUAL INC/CA/
filed 2002-02-19
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.
           For the quarterly period ended December 31, 2001
                                          -----------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)  OF THE EXCHANGE ACT
           For the transition period from                  to                  .
                                          ----------------    -----------------

                           Commission File No: 0-12382
                                               -------
                               Alpha Virtual, Inc.
                               -------------------
                         (formerly Perceptronics, Inc.)
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                      95-2577731
-------------------------------                    ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

         10345 West Olympic Boulevard, Los Angeles, CA          90064
      --------------------------------------------------------------------
           (Address of Principal Executive Offices)            Zip Code

       Registrant's telephone number, including area code: (310) 432-6200
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----
           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK - $.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [17,985,501] shares of common stock as of December 31, 2001.

        Transitional Small Business Disclosure Format (check one):
        Yes        No   X
            -----     -----
                                     1 of 12

                                      INDEX
                                      -----
                               ALPHA VIRTUAL, INC.


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

         Balance sheets, Alpha Virtual, Inc., December 31, 2001 and March 31, 2001.

         Statements of operations, Alpha Virtual, Inc., three and nine months ended December 31, 2001 and three and nine months ended
         December 31, 2000.

         Statements of cash flows, Alpha Virtual, Inc., nine months ended December 31, 2001 and December 31, 2000.

         Notes to financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations.

PART II. OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K.

























                                     2 of 12

Part I.        FINANCIAL INFORMATION
------------------------------------
Item 1.       Financial Statements

                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                    Dec. 31, 2001 March 31, 2001
                                                    ------------- --------------
 ASSETS:
 Current Assets:
 ---------------
 Cash and short term investments                 $     26,633     $     12, 444
 Receivables-Note C                                     5,328            31,021
 Prepaid expenses                                      50,635             1,350

 Total current assets:                                 82,596            44,815

 Equipment & Leasehold Improvements, at cost           30,915            29,500
 Less accumulated depreciation and amortization        24,154            22,848
                                                        6,761             6,652

 Deferred Taxes                                       932,566           932,566
 Other Assets                                          17,280             4,080

 TOTAL ASSETS                                       1,039,203           988,113

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
 --------------------
 Current portion of long term debt-Note D              35,306            35,306
 Short term debt                                       50,000            54,000
 Accounts payable-Note B                               76,258           326,868
 Accrued compensation                                 299,125           298,292
 Loans payable to shareholders                         38,000            38,000
 Other accrued liabilities                            122,153           139,844

 Total current liabilities:                           620,842           892,310

 Long-Term Liabilities:
 ----------------------
 Long term debt, net of current portion-Note D

 Total Liabilities                                    620,842           892,310

 COMMITMENTS AND CONTIGENCIES

 SHAREHOLDERS' EQUITY:
 ---------------------
 Common Stock, par value $.001 per share,
 authorized 60,000,000 shares, issued and
 outstanding 17,985,501 shares at 12/31/01
 and 9,281,260 shares at 03/31/2001                    17,986             9,281
 Additional paid in capital                        15,831,545        13,961,251
 Accumulated deficit                             ( 15,431,170 )     (13,874,729)


                                     3 of 12

 TOTAL SHAREHOLDERS' EQUITY                           418,361           95,.803

 TOTAL LIABILITIES AND SHAREHOLDERS'                1,039,203           988,113
 EQUITY




             See Notes to Pro Forma Financial Statements (Unaudited)
















































                                     4 of 12

                               ALPHA VIRTUAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                Nine Months Ended
                                                   December 31                      December 31

                                             2001                 2000        2001                 2000

Net Sales                                 $          0      $   41,001      $        0          117,438
Cost of Sales                                        0          28,164               0          112,415


Gross Profit                                         0          12,837               0            5,023

Costs and expenses:
Selling, general and administrative            751,493         150,821       1,355,153          427,563
Research & development                         126,809          20,642         338,788          190,258

Operating (loss)                              (878,302)       (158,626)     (1,693,941)        (612,798)

Gain on Sale of Assets                               -               -                          154,981
Interest income                                      -               -                            1,012
Interest expense                                     -               -               0           (5,760)
 Other Income  Note B                                -                         137,500

 Income (loss) before taxes                   (878,302)       (158,626)     (1,556,441)        (462,565)
Income tax provision
                                                                     -

Net Income (loss)                             (878,302)     $ (158,626)     (1,556,441)        (462,565)

Earnings per share:
       Basic:                                    (0.06)     $    (0.02)          (0.11)           (0.06)
Net Income (loss)
       Diluted:                                    N/A             N/A             N/A              N/A

Weighted average common and common equivalent shares:


Basic                                       15,615,199       8,075,760      13,633,381        7,886,260

Diluted                                            N/A             N/A             N/A              N/A





             See Notes to Pro Forma Financial Statements (Unaudited)






                                     5 of 12

                               ALPHA VIRTUAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      Nine Months Ended
                                                          December 31


                                                   2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                             (1,556,441)           (462,565)
Adjustments to reconcile net income to
net cash used in operating activities:                                 1,508
Depreciation and amortization                       1,306             12,262

Changes in assets and liabilities:
Receivables                                        25,693              1,334
Inventory                                               -             80,620
Prepaid expenses                                  (49,285)             4,170
Pre-contract costs                                      -            220,000
Other assets                                      (13,200)             4,124
Accounts payable                                 (250,610)          (219,714)
Accrued compensation                                  833             56,423
Notes to affiliates                                     -             60,845
Other accrued liabilities                         (17,691)           (13,101)
Other long term liabilities                                          (57,500)

Net cash (used) by operating activities:       (1,859,395)          (313,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                              (1,416)                 -
Net cash used by investing activities              (1,416)                 -

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and warrants                  -                480
Payment of long-term debt                               -           (176,902)

Proceeds from sale of common stock              1,875,000            157,270

Net cash provided in financing activities       1,875,000            (19,152)

NET INCREASE (DECREASE) IN CASH                    14,189           (332,254)


Cash, beginning of period                          12,444            355,781
Cash, end of period                                26,633             23,527

Cash paid during period for income taxes                -                  -
Cash paid during period for interest expense            -                  -





             See Notes to Pro Forma Financial Statements (Unaudited)


                                     6 of 12

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in opinion of management, of a normal recurring nature. Results for the three month period ended December 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2001.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Description of the Company: Alpha Virtual, Inc., the "Company" develops, produces and markets peer-to-peer software products and services that allow Internet Web site developers and owners as well as Internet infrastructure and services providers to create online multi-media collaborative experiences that meet the growing demand for expanded multi-user interactivity on the Internet.

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

On May 4, 2001, in consideration for Global Alpha Corporation's agreement to invest in the Company, CEO Richard Moskowitz and President Dr. Gershon Weltman entered into general release and waiver agreements with the Company whereby Moskowitz and Weltman agreed to cancel previously booked obligations of approximately $175,000 and $63,000, respectively, arising from accrued salary, vacation and loans to the Company, and to accept payment of one hundred dollars ($100) each as full and final payment of the obligations. This further total reduction of approximately $238,000 in liabilities depended on the Company receiving from Global Alpha Corporation on or before August 3, 2001 payment of


                                     7 of 12
approximately $1.3 million for exercise of the fourth warrant under the stock purchase agreement between the Companies, which was not assured. By agreement between Global Alpha and the Company dated August 3, 2001, the terms of the fourth warrant were changed to provide a series of monthly warrants. The general release and waiver agreements were modified to reflect this change, so that failure by Global Alpha to fund any future warrant results in restoration of the obligation on the Company's books.

In December 2002, the initial Securities Purchase Agreement between the Company and Global Alpha was once again modified to provide Global Alpha with 8 monthly warrants beginning December 7, 2001 to purchase up to $170,000 of Common Stock and a ninth warrant exercisable August 2, 2002 to purchase up to $126,000 of Common Stock, all at an exercise price of fair-market value at five business days prior to exercise or $0.22, whichever is less. Payments have been received from Global Alpha since August 6, 2001, including payment for the December warrant, and Global Alpha appears to be encouraged with its relationship with Alpha Virtual.

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

Revenue  Recognition:  Expected  future  revenues  from  software  products  and services will be recorded in accordance with SOP 97-2 (Software Revenue Recognition). Revenues from consulting services are recorded at the time services are provided. Sales from long term contracts historically have been recorded using the percentage-of-completion (cost to cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) are incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion. General and administrative expenses in excess of rates billed on contracts are recorded in the period incurred. Costs related to anticipated future losses on contracts are accrued and charged to expense in the period when the losses are identified.

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




                                     8 of 12

Use of Estimates: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts of revenues and expenses, in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

NOTE C - RECEIVABLES
--------------------
Billed receivables at December 31, 2001 and March 31, 2001 were $5,328 and $31,021, respectively. These represent amounts that have been invoiced on commercial and United States Government contracts and agreements that remain unpaid.

NOTE D- LONG TERM DEBT
----------------------
Long-term debt included the following at December 31 and March 31, 2001:

                                                       December 31,    March 31,
                                                           2001          2001
                                                           ----          ----

Note Payable-Consultant issued to resolve open accounts
Payable balance, interest at 8% per annum.               $  35,306    $  35,306
                                                         ---------    ---------


Current portion of long-term notes payable               $  35,306    $  35,306
                                                         =========    =========


  Short-term debt included the following at December 31, 2001 and March 31, 2001:

As of December 31, 2001 and March 31, 2001, there was a loan outstanding of $50,000 with a foreign customer. As of March 31, 2001, there was a note with a former employee of $4,000. The notes bear interest at 6% per year. The terms of the note required repayment by March 1, 1996 and December 31, 1995 respectively. As of June 30, 2001 there are Convertible Promissory Notes totaling $38,000 with a number of officers, directors and others that require repayment by December 31, 2002, bear interest at 10% per year and can be converted before repayment to common stock at $0.15 per share.

















                                     9 of 12

Item 2. Management's discussion and analysis of financial condition and results of operations.

General

Alpha Virtual, Inc., (the "Company"), is focused entirely on developing new commercial products in the area of Internet Collaboration. The products, called the IC3Dtm Framework and WyTHtm technologies, are directed toward the rapidly growing market for multi-person, online, real-time collaborative interactions involving multiple media accessed over the Internet. The major vertical markets for the products are entertainment, education, e-commerce and business communication.

With the investment from Global Alpha, Alpha Virtual has been able to increase its software engineering team. The company is planning product launches in the first quarter of the 2002 calendar year.

RESULTS OF OPERATIONS

Net Sales. Net sales for the three-month and nine-month period ended December 31, 2001 were zero. The company is in a state of transition and no sales resulted in the period.

Cost of Sales. Cost of sales for the three-month and nine-month period ended December 31, 2001 decreased 100% as a result of the 100% decrease in sales as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $600,672 or 398% in the three-month period ended December 31, 2001 and increased $927,590 or 217% in the nine-month period ended December 31, 2001, compared to the comparable three-month and nine-month periods in the prior fiscal year. The large increase in spending was due to the company receiving the outside investment from Global Alpha which allowed Alpha Virtual to increase its operational and business development expenses.

Interest Expense. Interest expense booked was $0 in the three month period ended December 31, 2001 compared to $5,760 in the comparable three month period in the prior fiscal year.

Liquidity and Capital Resources. At December 31, 2001, the Company's unrestricted cash balances of $26,633 were the result of equity investments made during the third quarter of fiscal 2002. The Company had negative working capital of $538,246 at December 31, 2001, compared to negative working capital of $847,495 at March 31, 2001. At December 31, 2001, vendor accounts totaling approximately $15,000 were past due. See Note B of the Notes to the Financial Statements, which is hereby incorporated herein by reference.

Over the next eight months, the Company should continue to receive funding from Global Alpha in $175,000 increments per month. There is no assurance that the Company will be able to continue to raise the financing required to fund operations in the future and whether the commercial software products will start to generate revenue and profits. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders. The Company is also exploring alternative sources for financing such as strategic business alliances and potential business combinations in order to meet short and long-term objectives.

                                    10 of 12

The Company's operating activities used cash of $877,549 during the quarter ended December 31, 2001 resulting primarily from the operating loss incurred during the period.

The Company's investing activities used no cash during the quarter ended December 31, 2001. The Company is primarily a developer of computer software and therefore not capital intensive. The Company does not currently have any material commitments for the purchase of capital assets.

The Company's financing activities provided cash of $1,875,000 during the nine-month period ended December 31, 2001. The funding came from its main investor, Global Alpha.

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 2001.


Part II.     OTHER INFORMATION
------------------------------
Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   10.16 Second Addendum to First Amendment to Securities
                         Purchase Agreement

                   10.17 Form of Revised Warrant

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2001





















                                    11 of 12

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.


                                    Alpha Virtual, Inc.
                                    Registrant



Date: February 19, 2002             By: /s/ Dan Mapes
      -----------------                ---------------------------------------
                                        Dan Mapes
                                        Chief Executive Officer





































                                    12 of 12