Form 10KSB
period 2002-03-31
ALPHA VIRTUAL INC/CA/
filed 2002-07-15
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB


 /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                  For the fiscal year ended March 31, 2002

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                  OF 1934
                  For the transition period from ______ to ______

                         Commission File number 0-12392


                               ALPHA VIRTUAL, INC.

               Delaware                                  95-2577731
       ------------------------            ------------------------------------
       (State of Incorporation)            (I.R.S. Employer Identification No.)


     10345 West Olympic Boulevard, Suite 300, Los Angeles, California 90064
                                  310-432-6200

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No //

   Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

   State Issuer's revenues for its most recent fiscal year: $49,242.00.

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 30, 2002 $838,624.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002 there are 23,486,045 shares outstanding.

  Documents Incorporated by Reference: Portions of the Proxy Statement for the
            2002 annual meeting of stockholders are incorporated by
                    reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

G e n e r a l

To leverage our proprietary technology, in 2000 we refocused our business to develop and market innovative, real-time Web collaboration products for business, consumer entertainment, education, and government markets. In 2001, Global Alpha Corporation provided private equity financing of $3,226,000 ($2,400,000 of which was received in fiscal 2002). We also now have a management team with Internet product and distribution expertise in place. Our company's corporate name was changed from Perceptronics, Inc. to Alpha Virtual, Inc. on October 12, 2001, and remains a Delaware corporation. Our Common Stock trades on the Over-the-Counter- Bulletin Board under the symbol "APHV."

Our patent-pending OneView(TM) product platform meets the growing demand for new multi-user interactivity - integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis. OneView allows users to immediately form groups and explore Web sites together, sharing the same experience at the same time, whether they are located in the next room or half way around the world. As such, it is the fastest, most convenient way to collaborate synchronously over the Internet today.

History of Our Technology Development

Alpha Virtual and its OneView products bring a unique heritage of long-term research and development to the collaborative marketplace achieved from our government and private research and development operations and while we were doing business as Perceptronics. A division of Alpha Virtual since April 2001, Perceptronics continues to perform government and private R&D projects that improve and expand the applications of Alpha Virtual's core OneView technology. Perceptronics shares resources and flows its R&D results into Alpha Virtual's commercial products.

The Perceptronics division is headed by founders Dr. Amos Freedy and Dr. Gershon Weltman, who, from 1970 to present, conducted over $250 million in R&D projects focused on the areas of intelligent systems, human performance analysis and modeling, decision aiding and decision support, man-machine communications, and simulation and training for a variety of U.S. Government agencies and commercial companies. From its very beginnings as an offshoot of the UCLA Biotechnology Laboratory, the underlying theme of Perceptronics' work has been to enable the process of learning and collaboration via computers and networks. Our first product was based on our research into human/machine interactivity for the military. It was a tabletop tank gunnery trainer that provided the military a 97 percent savings over traditional training methods. Based on that success, Perceptronics was awarded a contract to co-develop what is known today as SimNet (Simulator Network) - a virtual reality training system that was one of the first virtual reality environments. Over the years, Perceptronics' R&D results have made and continue to make major contributions to networked virtual simulation, artificial intelligence, real-time, synchronous collaboration, real-time decision support, adaptive process modeling, and cognitive collaboration. Its R&D innovations have provided a solid computer science foundation for Alpha Virtual's OneView products.

OneView Technololgy

Alpha Virtual's patent-pending OneView(TM) product platform meets the growing demand for new multi-user interactivity - integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis. OneView is the fastest, most convenient way to collaborate synchronously over the Internet today.

On the server side, OneView technology enables Internet developers to easily add collaboration functionality to their Web site projects with minimal Web server integration - providing significant new add-on features that provide solutions and enhance experiences for a wide range of audiences.

On the user side, with a standard Web browser, OneView applications empower users to instantaneously form peer groups whose members can simultaneously view, discuss, and interact with any form of Web-based content in real time to significantly improve the speed and efficiency of collaborative information gathering, knowledge exchange, and decision-making activities. Users can also experience entertaining rich media content in new and exciting ways and be influenced to buy goods and services through group shopping adventures. OneView requires no end user installs and provides a customizable, easy-to-use graphical user interface.

OneView allows users to immediately form groups and explore Web sites together, sharing the same experience at the same time, whether they are located in the next room or half way around the world.

The ability to enhance user experiences by bringing together groups of users is a breakthrough that will change the way people use the Internet. Much like calling a friend to say, "Quick, turn on channel 7, you won't believe what's on," easy-to-use OneView-enabled Web sites will encourage users to explore and enjoy Web experiences together in shared environments for the first time.

Using OneView, buddy groups of teens will cruise the Web together looking for new entertainment. Educators and researchers will lead each other to new found knowledge resources. Parents will "network" to find the most appropriate Web sites for their toddlers and preview films for themselves. Doctors, lawyers, and business executives will soon be seen holding both a phone and a mouse while reviewing medical images, scrutinizing legal documents, and revising projects and plans with colleagues online. And sales and customer support representatives will help clients click through volumes of inventory to reach the perfect sale item.

Alpha Virtual's OneView Web collaboration products have been developed specifically to deliver these capabilities and will inspire developers to create a whole new genre of Web applications expressly designed to engage groups of simultaneous users.

How OneView Works

OneView makes joining a group, chatting, and viewing rich media content quick and easy. The interactive buttons, selectors, and readouts are clearly labeled in a simple, intuitive graphical interface. Inviting chat buddies or joining an existing group is simply a matter of a few mouse clicks.

When users create or join collaborative sessions at OneView-enabled Web sites, a lightweight Java applet is automatically sent from the site's server to the requesting client machine, which immediately connects the user to another individual or group. Each user can send invites to others via e-mail or instant message, and respondents simply click on the enclosed link to be connected to each other. Unlike plug-ins or installation-required downloads, OneView's applet loads itself. In a matter of seconds, the user is ready to create or join a group collaboration session.

After creating or joining a group, each group member is empowered to explore OneView-enabled Internet sites together. And depending on which OneView modules are integrated into the site, users can launch and view streaming media, explore Flash(TM) and 3D environments, fill out forms, and chat interactively via instant text messaging.

Each user sees the same content at the same time. One or more members can control the navigation while each member is free to comment via the chat window, keeping the experience lively and collaborative.

OneView Architecture

Over the past two decades, Perceptronics focused on building the core foundation on top of High Level Architecture (HLA) and Run Time Infrastructure (RTI) layers through development contracts with government agencies and the Department of Defense. The RTI implementations are now in their third generation as an RTI subset with essential Java components comprising the core. This core layer is based on IEEE P1516, supports W3C standards, and uses SSL (secure socket layer) as a secure communications option.


Peer-to-Peer Connectivity

All OneView collaboration and messaging between users are handled through peer-to-peer communications and do not require support from the host's servers. OneView's Java applet makes each user's computer an active peer, able to conduct direct peer-to-peer communications on its own.

Further, OneView maintains the traditional client/server model used by Web site providers to deliver content. The user's relationship to the Web site and its content is not modified, thus retaining all content security and user authentication. A site's Web page content is still requested by each client's Web browser and is delivered by the site's Web servers. This is important for maintaining content control and digital rights management (DRM) compatibility.


The Lobby and Relay Server

In addition to its fundamental P2P connectivity, OneView uses two types of servers to accommodate initial peer connections and firewall compatibility.

Lobby Server
First, the Lobby Server provides the initial discovery services for all peers, determining which peers belong to which peer group and tracking the "joining" and "disconnecting" of peers during the process.

Users create new groups via the invite process. Invitees can respond to these invitations (clicking on link) which will send them to the Lobby Server to be introduced to the first user. Once they "handshake", a direct P2P connection is established between each user. At this point, no additional server infrastructure is needed and all collaborative messaging happens directly between users. When other invitees join the group, they are introduced via the Lobby Server to the other members of the group in the same way. When a user leaves a session, the Lobby Server is notified to update the group roster.

Relay Server
If users are behind firewalls and no direct P2P connection can be made, then the connection is handed off to a OneView Relay Server which will act as a proxy, relaying messages between those peers. This is a standard client/server model for communication and is deployed as a fall-back measure to assure connectivity between multiple firewall users.

OneView Modules


OneView Cruising with Forms

OneView Cruising(TM) is one of the primary tools for OneView users. Its friendly interface guides OneView users to form collaborative groups using e-mail or third-party Instant Messenger services, and helps each member navigate Web sites together. Full navigation of Web sites is shared by the group, allowing users to view entire Web sites synchronously. Shared scrolling ensures that everyone is seeing the same thing even within a single Web page, and remote cursors allow users to see each other's cursors for pointing and natural collaboration.

OneView Forms(TM) permits two or more users to fill out HTML forms and questionnaires together. Each member sees the text being written in the form's fields as it is occurring. When the collaborative group (or its leader) agrees on the final version, it is submitted via the normal client/server connectivity to the host system for processing or storage. This functionality greatly simplifies and speeds information submission for collaborative group shopping sessions, for e-commerce assistance between a sales agent and a customer, and for eCRM at the crucial shopping cart stage in order to assist shoppers who are confused or have questions about filling out the forms.


OneView Media Room

OneView Media Room(TM) provides synchronous, interactive group viewing of streaming media in a virtual screening room located within an enabled site. This module integrates seamlessly with existing media players, including Microsoft Windows Media Player, RealNetworks Player, and Apple QuickTime. Every user is able to control the action (play, stop, pause, fast forward/rewind) as well as change the play list selection and chat about the material with other group members. All users see the same video frames in real-time for training, e-learning, and entertainment applications.

OneView for Flash

Web sites powered by Macromedia Flash(TM) technology offer an extra dimension of rich media with integrated audio, graphics, and video that enhances the OneView user experience with interactive movement and sound.

The Software Developer's Kit (SDK) for Macromedia Flash(TM) includes all of the tools developers need to easily add multi-user functionality to Flash-based applications. The SDK's Flash components allow developers to create multi-user experiences without the need to install, program, or configure servers. This is a breakthrough advantage to the process of creating rich multi-user experiences in Flash. A developer can program in ActionScript, or simply drag-and-drop pre-made UI components, and OneView handles the rest.


--------------------------------------------------------------
OneView's Hybrid P2P Collaboration Advantage
--------------------------------------------------------------
o    Client/server meets P2P in new Web applications.
o Unlike P2P file-sharing systems, OneView simultaneously enables peer-to-peer connections for collaboration and standard server-to-browser content delivery from Web site providers.
o    OneView  is  easy to  integrate  into a Web site and is
     fully customizable.
--------------------------------------------------------------


OneView's Technology Benefits

Before the introduction of OneView, creating true real-time collaborative interaction via the Internet was a difficult process due to the expense and complexity of custom servers, confusing software installation requirements, and counter-intuitive user interfaces for collaboration. Creating Web sites with full navigational features, media formats, and programming was difficult enough without the challenge of adding real-time collaboration. However, Alpha Virtual's patent-pending OneView technology now easily enables groups of users to share real-time, synchronized Web experiences with standard Internet media/data types - streaming video and audio, animation, 3D simulation, and Web documents.

Further, OneView delivers several important benefits never before seen in combination:

o Efficient, cost-effective use of existing content and software allow OneView capabilities to be added non-obtrusively to Web sites and applications.
o Streamlined communication directly between user machines maintains application responsiveness and delivers real-time interaction within the collaborative group.
o Efficient Java-based coding and Run Time Infrastructure (RTI) components eliminate the need for special plug-ins or downloads.
o Natural group formation at the host Web site is potentially as fast as "one or two clicks and you're together."
o Existing and planned Internet standards and protocols ensure ease of integration with other component technologies.
o When the OneView application is installed on a Web site, it integrates with existing registration procedures, authentication schemes, databases, and other existing components.

OneView Specifications and Minimum System Requirements
--------------------- --------------------------------------------------------
Processor Speed        350 megahertz (MHz) Pentium processor
--------------------- --------------------------------------------------------
Memory                 64 megabytes (MB) of RAM (Depends on OS used)
--------------------- --------------------------------------------------------
Operating System       Microsoft Windows 98, NT 4.0 (Service Pack 4),2000, XP
--------------------- --------------------------------------------------------
Browser                Microsoft Internet Explorer version 5.5 through 6.0+
--------------------- --------------------------------------------------------
Connection Type        DSL, ISDN, or local area network (LAN), 33K+ Dial-up
--------------------- --------------------------------------------------------
Media Room             Windows Media Player: 7.0+
                       Real Networks Player: 8.0+
                       Apple QuickTime Player: 4.5+
--------------------- --------------------------------------------------------

Copyright 2002, Alpha Virtual, Inc. Alpha Virtual, OneView, and OneMind are service trademarks of Alpha Virtual, Inc. All other product and company names are trademarks of their respective holders.

Target Markets; Marketing

     Internet Collaborative Products and Services
     --------------------------------------------
OneView products are a revolutionary advancement that is propelling the popularity of several clearly defined target markets by bringing users together for the first time in the same Web environments through shared interactivity and collaboration. Our products have application in the following markets:

Entertainment and Media: The integration of the Internet with traditional entertainment and media content has greatly enhanced the attraction of collaborative, real-time sharing of Web experiences, from video games to movie marketing, product promotions to online dating. OneView technology lets users form live, interactive groups to find and explore entertaining resources together synchronously. This adds an entirely new, high-value dimension - group participation - to the world of entertainment on the Web. Each participant then becomes a potential return visitor, leading a fresh group of collaborative users back to the site.

eLearning: Education is changing rapidly as millions of users log on to access Web-based learning resources that are complimenting traditional classrooms. However, as convenient and focused as these online environments are - with no integrated collaboration, they address only one user at a time. OneView, however, re-introduces the real-time question-and-answer interactivity of a teacher-led, multi-student classroom to virtually any Web-based learning site.

eBusiness: While online shopping is not expected to replace the person-to-person advantages of a brick-and-mortar business, OneView technology gives online businesses the opportunity to provide live sales and service agents to help customers make purchase decisions, fill out forms, and locate resources within their existing Web environments. In addition, group shopping can occur as users band together to cruise OneView-enabled Web sites during collaborative sessions.

Government: Faster, better decision-making through live, online group collaboration is a key that will unlock the productivity potential and accelerate the traditional governmental process. As Alpha Virtual's Perceptronics division has proven over and over again, OneView technology provides the immediacy of multi-user information access, collaboration, and consensus that government workgroups require for cost savings and improved effectiveness.

The Company uses its own personnel and marketing consultants to market and distribute its OneView suite of products and services. Our primary marketing and sales objectives include developing immediate revenue generating opportunities for our products and services within our targeted markets and also establishing marketing contacts and strategic alliances with major Internet infrastructure and service companies. The company continues its efforts in establishing strategic alliances with firms in the Internet area that add to its marketing reach.

     R&D Services
     ------------
The Company has primarily marketed its research and development services to the U.S. Department of Defense, other U.S. government agencies and other defense industry prime contractors. The Company will continue to submit unsolicited research and system development proposals in areas where it has original ideas and unique capabilities, and also responds to requests for proposals in areas of Company capability.

Rights to Technology

The Company has applied for patent protection related to its basic IC3D Framework technology, and is in the process of preparing a additional applications for further developments. However, the Company generally considers its business to be primarily dependent upon proprietary knowledge and on rapid assimilation of innovations, but we will seek patent protection for such knowledge and innovations where it is feasible.

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

In general, in the past, the Company has retained all rights to inventions discovered with Government funding, subject to the information below, and the company expects to continue this practice with future Government funding contracts.

Our rights are subject to the Government's non-exclusive, non-transferable, non-royalty bearing, worldwide license to use and sell the invention itself. In addition, the Company may be obligated to grant non-royalty bearing licenses to companies selected by the Government in competitive procurement to use such inventions in the course of performing their Government contracts. Government contracts usually call for delivery of specific data and software items. Unless otherwise stated in the contract, the Government retains unlimited rights to such technical data and computer software developed under the contract. In the special case of SBIR (Small Business Innovation Research) contracts, such as the August 1998 SBIR II contract under which parts of the IC3D development was done, the Government has limited rights to the delivered data for five years after project completion (for evaluation purposes only, release with permission of the contractor, or for emergency repairs of delivered equipment), and unlimited rights after five years. Data delivered under the 1998 IC3D SBIR II contract consisted of Quarterly and Final Reports, and the project was completed in December 1999.

Under non-Government development contracts and/or licenses, Alpha Virtual and the customer agree as part of the contract who owns the rights to technology and products used for the development and also developed under the contract, as well as how those rights are to be compensated during and after the development project. In general, the Company does not grant any proprietary rights in its core IC3D technology as part of a license for demonstration, operation and/or development using that technology.

Manufacturing

Since the disposition of our PGTS and defense simulator business in 2001, we conduct no manufacturing activities.

Competition

     Internet Collaborative Products
     -------------------------------
In our strategic business area of enabling technology for Internet collaboration, we face several types of competitors who have gained market share, and many of whom have greater financial and other resources than we do. In our analysis, the Internet collaborative technology space is currently occupied by companies operating in several different market segments, as described below.

 Virtual 3D Communities. These typically provide end-users with assorted interactive experiences in pre-established 3D virtual worlds, which are generally unstructured and may be both realtime and non-realtime. The application software is tailored to the particular environments. This is currently a very small market segment. Companies in this segment include Active World, Blaxxun, HearMe, Avaterra, Paraworld, Geome-trek and others.

   3D Games and Simulations. Multi-user online games range from role playing fantasy games, through first person shooter games, to elaborate military battle simulations and are typically marketed directly to end users. Game rules are superimposed on structured environments using proprietary 3D engines and largely point-solution MU services providing limited realtime interactivity to relatively small groups of simultaneous users. Companies in this segment include Sony Online (EverQuest), Electronic Arts (Ultima Online), Microsoft (Asherton's
Call), Heat, Mak Technologies, Lionhearth, and others.

Teleconfering/Telecasting. This is a relatively specialized collaborative area directed primarily toward one-to-many Webcasts of streaming live video presentations with limited auxiliary media. Marketing is almost entirely to enterprises. MU interaction, if any, is individual participants back to video source and not within groups of participants. Companies in this segment include IVT, Rotor, Centra, Videoscape and other TC system and service suppliers.

 Meeting Environments. This is the best defined market area in terms of business applications. The intent is a total solution, usually site-based, for enabling real time Web meetings and person-to-person contact as well as non-real time performance of multi-person work tasks in business, engineering, etc. Marketing is to end-users and enterprises. MU interaction is based primarily on text chat, with voiceover in some cases, shared charts and shared applications. Capabilities for dynamic media are limited. Set-up is frequently complex and time consuming, including downloads. Companies in this segment include WebEx, Webline, Groove, Centra, VRTelecom, Tribal Voice, Gooey, Ichat, IContact, iKena, Mimio, LivePerson, The Palace, Crowdburst, Parallel Graphics, OriginalSim, Extempo, Learning Space, Webscope, Cocreate and others.

 C-Commerce  . A new market area termed  C-Commerce  ("collaborative  commerce")
focuses on collaborative interactions at various points along the industrial supply chain, such as purchasing, processing, sales, support, etc. Customer relations management (CRM), and particularly online sales support, is the sub-area most involved with realtime applications. Companies in this segment include Centra Software, PeopleSupport, OSC Teleservices, Smartpeer, HelloNetwork, Brightware and others.

We have a two-fold significant competitive advantage. We offer superior peer-to-peer technology and we can position our software as a subcomponent with a focus on marketing and sales effort on developers and service providers rather than end users.

Because our technology allows customers to create unique collaborative applications involving all types of media, singly and in combination, with reuse of content and minimal or no interference to current operating software, each customer effectively creates a new enabling technology that can also be used by others, thus exponentially expanding our customer base and greatly increasing the sales potential. The end user is able to access OneView capabilities directly from a large number of different Web applications without any prior or separate download, so the ability to collaborate within each particular Web application comes simply, easily and transparently. By its focus on developers and service providers, Alpha Virtual avoids marketing to end-users, and avoids the requirement for the end-user to choose Alpha Virtual. This is a substantial differentiating factor and marketing advantage, and is in direct contrast to the major Meeting Environment and C-Commerce companies, such as WebEx and Groove and others. Such companies, and Groove in particular, are primarily trying to position themselves as the virtual meeting space that appeals most to end users. In contrast, we are positioning our products as the technology behind the Web applications that appeal most to end users. We believe that developers and service providers will choose OneView because of its technical and performance advantages, and because it allows them to increase their capabilities and/or meet specific market needs.

     R&D Services
     ------------
In the case of competitively bid defense contracts the Company's typical competitors for R&D and system development contracts include SAIC, Litton,

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

Strategic Partnering and Teaming Agreements

In the area of Internet products and services, the Company intends to minimize investment risk by entering into a series of business alliances with established suppliers of Internet tools and content and with major and/or leading edge developers of Internet Web sites. Utilizing such alliances will allow the Company to minimize the amount of capital investment required to enter into the market, and would help bring new know-how into the Company. The Company has already established or is actively exploring alliances with companies involved with online games and entertainment, e-commerce, education and communications, as well as developers and suppliers of tools for multi- media experiences on the Internet.

Employees

As of March 31, 2002, the Company had 17 full-time, consisting of 4 management personnel, 5 in marketing and sales, 2 administrative and support personnel, and 6 scientific and technical personnel. We also use independent consultants to staff projects or specialty workload. At the date of this report, we had 20 consultants.

None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. Research and development costs, as reported in the Company's Consolidated Statements of Operations are funded by the Company. The Company is primarily a computer software business and has not incurred any material costs associated with compliance with environmental laws.

ITEM 2. PROPERTIES

The Company's offices are located at 10345 W. Olympic Boulevard, Suite 300, Los Angeles, CA 90064. Our lease covers approximately 5,700 square feet, and the basic monthly rent is $14,550.00. Our lease expires September 30, 2002, and will continue on a month to month basis. The Company is negotiating a reduced monthly rate with the landlord.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the over the counter (OTC) Bulletin Board under the symbol "APHV". The following table sets forth the high and low prices for the Common Stock as reported by the NASDAQ Bulletin Board, for the three-month periods listed. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.




Fiscal Year 2001                High       Low

June 30, 2000                 $   1.34   $   0.69
September 30, 2000                0.78       0.32
December 31, 2000                 0.47       0.13
March 31, 2001                    0.30       0.14


Fiscal Year 2002                High       Low

June 30, 2001                 $   0.23   $   0.23
September 30, 2001                0.16       0.15
December 31, 2001                 0.36       0.30
March 31, 2002                    0.15       0.15


Fiscal Year 2003                High       Low

June 30, 2002                 $   0.10   $   0.10






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

During the three month period ended March 31, 2001, the Company also issued: (a) 475,000 shares of common stock to Richard Moskowitz, Alpha Virtual's former CEO, for payment of accrued expenses, loans and salary totaling $95,000; and (b) 225,000 shares of common stock to Dr. Gershon Weltman, Alpha Virtual's former President, for payment of accrued expenses and salary totaling $45,000.

 On April 5, 2001 we entered into a Securities Purchase Agreement with Global Alpha Corporation, a British Virgin Islands company ("Global Alpha"), wherein the Company agreed to sell up to 14,616,444 shares of its common stock to Global Alpha for total purchase price of $3,226,200. In fiscal 2002, we received $2,400,000 of the purchase price, and the balance had been received as of June 30, 2002.

As of March 31, 2002, the Company had approximately 314 shareholders of record of its Common Stock.

We have never paid dividends and we do not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since fiscal 2001, our business refocus has been entirely on developing new commercial products in the area of Internet collaboration. Our patent-pending OneView(TM) product platform meets the growing demand for new multi-user interactivity - integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis. OneView allows users to immediately form groups and explore Web sites together, sharing the same experience at the same time, whether they are located in the next room or half way around the world. As such, it is the fastest, most convenient way to collaborate synchronously over the Internet today.

Prior to our refocus on Internet collaboration product design, our company had historically engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems include both hardware and software and are used to train personnel in the use of various military and commercial equipment, including weapons, vehicles and aircraft. Much of the company's simulator business has been in the foreign defense industry where the company has built an international reputation. The tightening of defense budgets worldwide, combined with the continuing consolidation and intense competition in the defense industry, had negatively impacted the growth and profit opportunities for small companies such as Alpha Virtual. As a result, in July 2000, the Company sold the assets related to the PGTS product line to Eidetics Corporation, a developer and manufacturer of specialized defense simulation products. From the disposition of those assets, the company will earn certain royalties. Refer to the "Sale of PGTS Assets" and "Liquidity and Capital Resources" section below for a discussion of the Company's divestiture of the training simulator system product line.

Going Concern Qualification

The following discussion is based on the audited financial statements contained elsewhere in this report. The audited financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of the liabilities that may result from the possible inability of the Company to continue as a going concern. See Note A of Notes to Financial Statements.

Sale of PGTS Assets

 On December 27, 1999, the Company and Eidetics Corporation executed a Memorandum of Understanding regarding the sale of the PGTS product line to Eidetics Corporation. In March 2000, the Company commenced significant discussions with Eidetics Corporation leading to the sale of substantially all of the inventory, leaseholds, equipment and certain identifiable intangible assets of its PGTS training simulator product line. The agreement of the sale was completed and signed by the parties in July 2000. The book value of the assets sold was $315,649. The equipment was fully depreciated and had been valued at $10,000 and the identifiable intangible assets, which were not capitalized, were valued at approximately $145,000 for a total purchase of $470,630. In consideration for the purchase of the product line assets, Eidetics Corporation paid off a bank loan of the Company's valued at $126,538 and a loan with the Small Business Administration valued at $43,014. Eidetics also assumed the Company's account payable liability of $301,078 with a foreign support services representative. The Company will also be entitled to royalty payments under the agreement on future PGTS Training System sales by Eidetics for a four-year period from the date of sale. The Company consequently reported a gain of approximately $154,981 applicable to the fully depreciated equipment and the identifiable intangible assets.


   Operating result of the PGTS Training Systems product line were as follows;

                            2002          2001            2000
Net sales              $     19,242   $    16,724     $      -----
Net income (loss)      $     19,242   $    16,724     $   (451,000)


Results of Operations

Our business activities in fiscal 2002 have been primarily focused on the completion of the OneView product suite and marketing activities associated with its commercial introduction.

   Net Sales. Net sales for the fiscal year 2002 of $49,242 decreased by $138,272 or 73.7% compared to fiscal 2001 due to our concentration on the completion of software products in 2002 and the products' limited introduction into the market place. Net sales of $49,242 consist of fees for services and royalties from PGTS trainer sales by Eidetics Corporation. Simulation network technology sales during the fiscal 2001 resulted from a U.S. Government contract for HLA software development. This contract was completed on March 31, 2001.

   Cost of Sales. Cost of sales for fiscal 2002 decreased 81.4 % from fiscal 2001 due to the company's disposition of the PGTS product line in 2000 as discussed above. Cost of sales as a percentage of sales during fiscal 2002, was 55.3% compared to 79% during the fiscal 2001. Continued reductions in fixed and semi-fixed expenses contributed to the lower percentage of cost of sales to net sales during fiscal 2002.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $667,254 or 85.3% in fiscal 2002 compared to fiscal 2001. This increase was the result of increased staffing levels to grow operations and develop the OneView software products for market launch.

   Interest Expense. Interest expense decreased in fiscal 2002 to $1,678 from $12,878 in fiscal 2001. Interest expense decreased significantly because of the disposition of the PGTS product line and associated loans and export credit facility outstanding as of the date of the July 2000 disposition.

Liquidity and Capital Resources

The Company is experiencing continuing liquidity problems due to a lack of revenues and the absence of cash reserves. At March 31, 2002, the Company's unrestricted cash and cash equivalent balance of $19,807 was the result of equity investments made during the third quarter of fiscal 2001 and revenues from contracts and fees. The Company had negative working capital of $457,313 at March 31, 2002, compared to negative working capital of $847,495 at March 31, 2001. The improvement in negative working capital was due to the infusion of cash received from the Common Stock sold to Alpha Global Corporation. The Company continues to have difficulty in meeting all of its obligations as they come due. In addition, the Company did not pay approximately $140,000 of payroll taxes in the last quarter of fiscal 2002 and may not have sufficient capital to pay payroll taxes in the first quarter of fiscal 2003. The lack of sufficient working capital continues to restrict the Company's ability to market its OneView products to expand its revenue base.

 The Company requires significant additional financing from external sources to be able to fund the development of enhancements to its OneView product suite and to provide for marketing and sales personnel and related expenses to gain market acceptance of its commercial software products. Although we were successful in fiscal 2002 in obtaining private equity financing that fulfilled our capital requirements at planned expense levels, we cannot assure that the company will be able to raise the additional monies required to fund operations in fiscal 2003 and thereafter. We also are unable to provide assurances that our commercial software products will start to generate significant levels of revenue or that we will become profitable. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders. The Company continues to pursue U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The Company is also exploring strategic business alliances and potential business combinations in order to meet our short and long-term objectives.

The Company's operating activities used cash of $2,373,370 during the fiscal year ended March 31, 2002 resulting primarily from the operating loss incurred during the period due to reduced sales levels and costs associated with the development and commercial introduction of the its commercial software products.

The Company's financing activities provided cash of $2,397,083 during the fiscal year ended March 31, 2002 primarily as a result of selling common stock. Long term debt was reduced to a negligible amount primarily through the assumption of liabilities by Eidetics Corporation relating to the sale of the PGTS product line.

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

   Going Concern Issue and Severe Liquidity Problems. The Company's financial statements for the fiscal year ended March 31, 2002 have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. See the Independent Auditors' Report and Note A of Notes to Consolidated Financial Statements contained elsewhere herein. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's revenue levels have significantly declined during the fiscal year ended March 31, 2001 and 2002. The Company has also sustained operating losses in recent years and requires substantial amounts of working capital in its operations. As a result, the Company suffers from limited cash resources that restrict its ability to market its commercial software products. Even if the Company overcomes its liquidity problems, there can be no assurance that in the future the Company will be able to increase revenues or operate profitably. The Company's liquidity problem could also result in vendors seeking legal recourse should the company continue to have insufficient cash to pay its debts as and when due.

   Business Strategy: Internet Software Products and Services. The Company's long term business strategy is to focus on the development of commercial software products derived from the Company's defense related technology and expertise in order to expand its customer base and reduce its historical dependence on defense contracts. The Company will require additional equity funding to be able to fully commercialize, market and exploit the OneView line of products. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts, or that the OneView product suite will be a commercially feasible product, or that the Company will be able to successfully market its software products.

   Product Development and Technological Change. The Internet software markets are characterized by rapid technological change and are highly competitive. The Company's success is dependent on its ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations. The Company has limited manufacturing and marketing capabilities and financial resources and will be dependent upon establishing relationships with strategic and marketing partners to be able to fully exploit the OneView product suite and other commercial products. There can be no assurance that the OneView product suite software or future new products will achieve market acceptance, result in increased revenues, or be profitable. Such products could also be subject to technological obsolescence and intense competition from companies with greater resources than the Company.

   Management of Growth. Successful expansion of the Company's operations will depend on, among other things, the ability to develop and commercialize new products, to continue to effectively market existing products, to attract and retain skilled management and other personnel and to secure adequate sources of capital to finance growth at reasonable terms. To manage growth effectively, the Company will have to continue to improve its operational, financial and management information systems, procedures and controls. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

   Competition. The Company expects to encounter intense competition in the area of networked on-line computer software products from companies that have substantially greater financial, manufacturing and marketing capabilities than the Company. The Company could also experience competition from emerging companies. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish or maintain a profitable price structure for its products. The Company also experiences intense competition for U.S. and foreign government R&D contracts from companies such as SAIC, Litton, Lockheed Martin and TRW, which have substantially greater resources than the Company. The Company's size and financial condition impedes its ability to compete in many areas.

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

ITEM 7.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements are contained in this report beginning at page F-l.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The information required hereunder is incorporated by reference from the sections entitled "Election of Directors", "Executive Officers" and "Ownership of Common Stock--Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

   The information required hereunder is incorporated by reference from the section entitled "Executive Compensation" and "Election of
Directors--Compensation of Directors" of the Company's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required hereunder is incorporated by reference from the section entitled "Ownership of Common Stock" of the Company's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required hereunder is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders.

                                     PART IV

                                INDEX TO EXHIBITS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibit Index (Management contracts, compensation plans and arrangements are identified by (*).
         3.1    Certificate of Incorporation, as amended (1)
         3.2    By-Laws amended. (1)
      * 10.1    1992 Stock Option Plan (8)
      * 10.2    Employment Agreement  with  Gershon Weltman dated August 1, 1989 and First Amendment dated October 22, 1991. (9)
      * 10.3    1988 Directors' Stock Option Plan. (8)
      * 10.4    Second  Amendment  to  Employment Agreement with Gershon Weltman dated August 27, 1996. (2)
      * 10.5    Employment  agreement  with  Thomas Lubaczewski dated January 1,
                1997. (3)
        10.6    Loan  Agreement  and  note  dated September 23, 1997 between the
                Company and The Pacific Bank. (4)
        10.7    1999 Stock Option Plan (5)
        10.8    1999 Stock Option Plan for Non-Employee Directors (5)
        10.9    Employment Agreement with Richard Moskowitz dated January 3,2000 and Memorandum of Agreement dated November 19, 1999. (6)
       10.10    Employment Agreement with Andreas Kemkes dated February 4, 2000.
                (10)
       10.11    Stock Compensation Plan for Consultants (7)


 (b) The Registrant did not file any report s on Form-8K during the quarter ended March 31, 2002.


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

Dated: July 15, 2002           ALPHA VIRTUAL, INC.

                               By:     /s/  DAN MAPES
                                       ---------------------------------
                                       Dan Mapes
                                       Chief Executive Officer and Chief
                                       Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                              Date


/s/ Dan Mapes             Chief Executive Officer, Chief           July 15, 2002
----------------------    Financial Officer and Director
Dan Mapes


/s/ Richard Moskowitz
----------------------    Vice President Business Development      July 15, 2002
Richard Moskowitz         and Chairman of the Board


/s/ Dr. Amos Freedy
----------------------    Director                                 July 15, 2002
Dr. Amos Freedy


/s/ Barry Didato
----------------------    Director                                 July 15, 2002
Barry Didato



----------------------    Director                                 July 15, 2002
Mohsen Hashemi

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Alpha Virtual, Inc.

   We have audited the accompanying balance sheets of Alpha Virtual, Inc. as of March 31, 2002 and 2001, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Virtual, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had net losses of $2,957,000 and $872,000 for the years ended March 31, 2002 and 2001. As of March 31, 2002, the Company's current liabilities exceeded current assets by $457,000 and total liabilities exceeded total assets by $423,000. These factors, and the others described more fully in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Agoura Hills, California
July 5, 2002

                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS

                                                            March 31,
                                               --------------   ---------------
                                                      2002             2001
                                               --------------   ---------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                  $       19,807   $        12,444
    Receivables, net of allowance of $3,000            27,070            31,021
    and $0 as of March 31, 2002 and
    2001 - Note B
    Prepaid expenses                                   24,481             1,350
                                               --------------   ---------------
TOTAL CURRENT ASSETS                                   71,358            44,815

EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost
    Note C                                             45,850            29,500
    Less accumulated depreciation and
    amortization                                       28,038            22,848
                                               --------------   ---------------
                                                       17,812             6,652

DEFERRED TAXES--Note F                                      0           932,566
OTHER ASSETS                                           21,825             4,080
                                               --------------   ---------------

                      TOTAL ASSETS             $      110,995   $       988,113
                                               ==============   ===============


                        See notes to financial statements

                               ALPHA VIRTUAL, INC.
                           BALANCE SHEETS (Continued)

                                                           March 31,
                                               --------------   ---------------
                                                      2002             2001
                                               --------------   ---------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                           $      111,546  $        326,868
    Payroll taxes payable                             138,167                 0
    Accrued compensation                               47,853           298,292
    Other accrued liabilities                          49,929            39,844
    Short term debt--Note D                            50,000            54,000
    Current portion of long term debt--Note D               0            35,306
    Current portion of obligation under capital lease   3,176                 0
    Loans payable to shareholders--Note D              28,000            38,000
    Rate reserve - DCAA                               100,000           100,000
                                               --------------   ---------------
                    TOTAL CURRENT LIABILITIES         528,671           892,310

LONG TERM DEBT
    Obligation under capital lease                      5,813                 0


COMMITMENTS AND CONTINGENCIES--NOTE E
                                               --------------   ---------------
Total Liabilities                                     534,484           892,310

SHAREHOLDERS' DEFICIT
    Common stock--par value $.001;
    authorized 60,000,000 shares;                      21,144             9,281
    21,144,378 and 9,281,260 shares issued
    and outstanding
    Additional paid-in capital                     16,386,788        13,961,251
    Accumulated deficit                           (16,831,421)      (13,874,729)
                                               --------------   ---------------
                    TOTAL SHAREHOLDERS' DEFICIT      (423,489)           95,803
                                               --------------   ---------------
                    TOTAL LIABILITIES &
                    SHAREHOLDERS' DEFICIT      $      110,995 $         988,113
                                               ==============   ===============


                        See notes to financial statements

                               ALPHA VIRTUAL, INC.
                            STATEMENTS OF OPERATIONS

                                                     Year Ended March 31,
                                               --------------   ---------------
                                                    2002              2001
                                               --------------   ---------------
Net sales                                    $        49,242    $      187,514
Cost of sales                                         27,482           148,119
                                               --------------   ---------------
Gross profit                                          21,760            39,395

Cost and expenses:
Selling, general and administrative                1,519,692           782,438
Research and development                             933,312           249,825
                                               --------------   ---------------
Operating loss                                    (2,431,244)         (992,868)

Forgiveness of debt---Note A                         409,596                 0
Net gain on sale of assets--Note A                         0           133,490
Interest income                                            0             1,012
Interest expense                                      (1,678)          (12,878)
                                               --------------   ---------------

Loss before taxes                                 (2,023,326)         (871,244)
Income tax provision--Note F                         933,366               800
                                               --------------   ---------------

Net loss                                     $    (2,956,692)   $     (872,044)
                                               ==============   ===============
Earnings per share:
                 Basic:
                              Net loss       $         (0.19)   $        (0.10)
                 Diluted:
                              Net loss       $         (0.19)   $        (0.10)
Weighted average common and common
 equivalent shares:
                 Basic                            15,601,215         8,102,260
                 Diluted                          15,601,215         8,102,260


                        See notes to financial statements

                               ALPHA VIRTUAL, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                                               Common Stock      Additional   Accumulated
                                          --------------------    Paid In       Deficit
                                             Shares    Amount     Capital                       Total
                                          ---------- --------- ------------- -------------  -------------
Balance at March 31, 2000                  7,732,260 $   7,733 $  13,530,519 $ (13,002,685) $     535,567

Exercise of options                           26,500        26        12,139                       12,165
Common shares issued for cash              1,116,750     1,116       282,143                      283,259
Common shares issued for services            405,750       406       136,450                      136,856
Net loss                                                                          (872,044)      (872,044)
                                          ---------- --------- ------------- -------------  -------------

Balance at March 31, 2001                  9,281,260 $   9,281 $  13,961,251 $ (13,874,729) $      95,803

Common shares issued for cash             11,691,449    11,691     2,388,309                    2,400,000
Common shares issued for services            105,000       105        27,295                       27,400
Common shares issued for debt conversion      66,669        67         9,933                       10,000
Net loss                                                                        (2,956,692)    (2,956,692)
                                          ---------- --------- ------------- -------------  -------------

Balance at March 31,2002                  21,144,378 $  21,144 $  16,386,788 $ (16,831,421) $    (423,489)
                                          ========== ========= ============= =============  =============


                        See Notes to Financial Statements

                               ALPHA VIRTUAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                         Year Ended March 31,
                                                      2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES:               ------------   ------------
Net income                                         $ (2,956,692)  $   (872,044)
    Adjustments to reconcile net income to
    net cash used in operating activities:
               Loss on disposal of assets                      0         21,491
               Depreciation and amortization               5,190          9,896
    Changes in assets and liabilities:
               Receivables                                 3,951        (20,448)
               Inventory                                       0         80,620
               Pre-contract costs                              0        220,000
               Prepaid expenses                          (23,131)        16,270
               Deferred taxes                            932,566              0
               Other assets                              (17,745)        78,850
               Accounts payable                         (215,322)      (261,343)
               Accrued compensation                     (250,439)       125,793
               Other accrued liabilities                 148,252         18,407
               Other long term liabilities                     0        (57,500)
                                                    ------------   ------------
        NET CASH USED IN OPERATING ACTIVITIES         (2,373,370)      (640,008)
CASH FLOWS FROM INVESTING ACTIVITY:
    Capital additions/disposition                        (16,350)             0
                                                    ------------   ------------
        NET CASH USED IN INVESTING ACTIVITIES            (16,350)             0
CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on debt                                     (39,306)      (173,609)
    Proceeds from capital lease obligation                10,000              0
    Principal payments on capital lease                   (1,011)             0

    Loans from shareholders                              (10,000)        38,000
    Proceeds from sale of common stock                 2,437,400        432,280
                                                    ------------   ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES      2,397,083        296,671
        NET INCREASE (DECREASE) IN CASH AND CASH           7,363       (343,337)
        EQUIVALENTS
        CASH AND CASH EQUIVALENTS AT THE BEGINNING        12,444        355,781
        OF THE YEAR
        CASH AND CASH EQUIVALENTS AT END OF YEAR    $     19,807   $     12,444
                                                    ============   ============
        CASH PAID DURING PERIOD
                                 Interest           $      1,678   $     15,407
                                 Income Taxes       $        800   $        800


Supplemental Disclosure of Non-Cash Activity:

   During the year ended March 31, 2001 the Company sold its assets relating to its PGTS product line. As compensation for these assets the buyer assumed the liabilities relating to the product line. The book value of the liabilities exceeded the book value of the assets resulting in a gain of $154,981.

                        See Notes to Financial Statements

                               ALPHA VIRTUAL, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company: Alpha Virtual, Inc., (the "Company")develops and markets innovative, real-time Web collaboration products for business, consumer entertainment, education, and government markets. The Company's patent pending OneViewTM product platform meets the growing demand for new multi-user interactivity-integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis.

   Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses during the fiscal year ended March 31, 2002 and requires substantial amounts of working capital to support its operations. At March 31, 2002 current liabilities exceed current assets by $457,313. The Company continues to have difficulty in meeting its obligations as they become due. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products. Since September 30, 1999, the Company has raised approximately $3,305,000 of investment capital, which has been the primary source of funding for continuing operations. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

   Sale of PGTS Training System Assets: On December 27, 1999, the Company and Eidetics Corporation executed a Memorandum of Understanding regarding the sale of the PGTS product line to Eidetics Corporation. In March 2000, the Company commenced significant discussions with Eidetics Corporation leading to the sale of substantially all of the inventory, leaseholds, equipment and certain identifiable intangible assets of its PGTS Training System product line. The agreement of the sale was completed on July 20, 2000. The book value of the assets sold was $315,649. The equipment was fully depreciated and has been valued at $10,000 and the identifiable intangible assets, which are not capitalized, are valued at $144,981 for a total purchase of $470,630. In consideration for the purchase of the product line assets, Eidetics Corporation paid off a bank loan of the Company's valued at $126,538 and a loan with the Small Business Administration valued at $43,014. Eidetics also assumed the Company's account payable liability of $301,078 with a foreign support services representative. The Company is entitled to royalty payments under the agreement on future PGTS Training System sales by Eidetics for a four-year period from the date of sale. The Company consequently reported a gain of $154,981 applicable to the fully depreciated equipment and the identifiable intangible assets.

   In addition to the sale of the PGTS assets the Company disposed of various furniture and equipment resulting in a book loss of $21,491.

   The result of both transactions was a net gain on sale of assets of $133,490 for the fiscal year ended March 31, 2001.

   Operating results of the PGTS Training Systems product line were as follows;

                             2002       2001          2000
Net Sales/Royalties         19,242   $   16,724   $        --
Net income (loss)           19,242   $   16,724   $  (451,000)

Settlement of Liabilities

   During the fiscal year ended March 31, 2002, the Company was forgiven over $235,000 of liabilities from various suppliers and lenders. Additionally, Richard Moskowitz and Dr. Gershon Weltman entered into general release and waiver agreements with the Company whereby Moskowitz and Weltman agreed to cancel previously booked obligations of approximately $179,000 and $65,000, respectively, arising from accrued salary, vacation and loans to the Company, and to accept payment of $100 each as full and final payment of the obligations.

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

   Revenue Recognition: Sales of services are recorded when performed in accordance with contracts. Revenues from long-term contracts are recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) as incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion. Revenues from software sales are recorded in accordance with SOP 97-2 "Software Revenue Recognition", which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair value values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services are recognized at the time services are provided. The Company has been developing and marketing their OneViewTM software products and services, however, as of March 31, 2002 there were no revenues related to these products.

   Income Taxes: Provisions for federal and state income taxes are calculated on reported financial statement income based on the current tax law. Such provisions differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized.

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

   The following table summarizes the calculation of basic and diluted earnings per share for the years ended March 31:

                                                 2002           2001
Numerator
  Basic and diluted earnings per
  share-- net income (loss)                $  (2,956,692)  $    (872,044)
Denominator
  Basic earnings per share-- Weighted         15,601,215       8,102,260
  average number of common shares
  outstanding during the year
Incremental common shares attributable                 -               -
to assumed exercise of outstanding stock
options
Denominator for diluted earnings per share    15,601,215       8,102,260
Basic earnings (loss) per share            $       (0.19)  $       (0.10)
Diluted earnings (loss) per share          $       (0.19)  $       (0.10)


   The calculations of earnings excluded the effect of the assumed exercise of the following numbers of outstanding common stock options and warrants because their effect was antidilutive: 4,657,805 for the fiscal year ended March 31, 2002 and 2,232,450 for the fiscal year ended March 31, 2001.

NOTE B--RECEIVABLES

   At March 31, 2002 there were $27,070 of receivables that represented amounts from services performed and royalties from the Eidetics sale. At March 31, 2001 there were $31,021 of receivables from commercial and United States Government contracts and agreements.

NOTE C--EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Equipment and leasehold improvements consist of the following at March 31:

                                                     2002          2001
                                                -----------    ----------
Computers and other equipment                   $    23,750    $   17,400


Office furniture & fixtures                          12,100        12,100
Property held under capital lease                    10,000             0
                                                -----------    ----------
                                                     45,850        29,500
Accumulated depreciation & amortization              28,038        22,848
                                                -----------    ----------
                                                $    17,812    $    6,652
                                                ===========    ==========


   Depreciation expense was $5,190 and $9,896 for the fiscal years ended March 31, 2002 and 2001, respectively.


NOTE D--LONG-TERM DEBT AND OTHER FINANCING

   Long-term debt included the following at March 31:

                                                    2002          2001
                                                -----------    ----------

Note Payable--Consultant issued to resolve open
accounts payable balance. Payable in monthly
installments of $4,521 including interest
at 8% per annum,                                $         0    $   35,306
                                                -----------    ----------
                                                          0        35,306
Less: Current portion of long-term notes payable          0        35,306
                                                -----------    ----------
Non-Current portion of long-term debt           $         0    $        0
                                                ===========    ==========


   Short-term debt included the following at March 31, 2002 and 2001:

   As of March 31, 2002 and 2001, there is a loan outstanding of $50,000 with a foreign customer. The note bears interest at 6% per year. The terms of the note required repayment by March 1, 1996.

   As of March 31, 2002 and 2001 the Company had loans outstanding of $28,000 and $38,000 to various shareholders. These loans are past due as of March 31, 2002. The loans are convertible to common stock at $0.15 per share at the option of the note holder.

NOTE E--LEASES AND COMMITMENTS

   Lease Commitments: Approximate future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 31, 2002 consisted of the following:

                 2003                     $   112,482
                 2004                          25,182
                 2005                          12,623
                 2006 and beyond                    0
                                          -----------
                                          $   150,287

 During the years ended March 31, 2002 and 2001, lease expense was $138,438 and $69,881, respectively.

The Company also leases office equipment under a capital lease expiring in 2004. Future minimum lease payments as of March 31, 2002 under this agreement is as follows:

      2003                                               $       3,705
      2004                                                       3,705
      2005                                                       2,470
                                                         ---------------
                                                                 9,880
      Less: amounts representing interest                       (  891  )
                                                         ---------------
      Present value of minimum lease payments                    8,989
      Less: current portion                                    ( 3,176  )
                                                         ---------------
                                                         $       5,813
                                                         ===============

The asset and liability is recorded at the present value of minimum lease payments. The asset is being depreciated over the lease term and is included in depreciation expense for the year ended March 31, 2002.

The following is a summary of property held under capital lease:

                                                 Year Ended March 31,
                                                 2002          2001
                                               -------       -------
      Computer                                  10,000             0
      Less: Accumulated Depreciation             1,389             0
                                               -------       -------
      Property held under capital lease         $8,611            $0

   DCAA--Audit: The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 2002, there is a DCAA audit open of a large multi-year contract which was completed in 1994. The Company believes the costs charged to this contract were proper and should not result in adjustments in excess of the $100,000 reserved for possible contract price adjustments at March 31, 2002. The amount reserved is believed to be adequate and is included in current liabilities.

NOTE F--INCOME TAXES

   The provision for income taxes consist of the following:

                                                 Year Ended March 31,
                                                2002              2001
Current:                                    -----------      ------------
   Federal                                  $         0      $          0
   State                                            800               800
                                            -----------      ------------
                                                    800      $        800
Deferred:
   Decrease in benefit of NOL carryforwards   4,755,566           677,000
   Increase in valuation allowance           (3,823,000)         (677,000)
                                            -----------      ------------
                                            $   933,366      $        800

On April 5, 2001, there was an ownership change in the Company. Under Internal Revenue Code Section 382, the Company is limited in the amount of income that can be offset by net operating loss (NOL) carryovers from losses incurred before the date of ownership change. This limitation is calculated by multiplying the Company's value at the time of ownership change of $1,581,000 by the federal long-term tax-exempt rate of 4.92% for April 2001. The Section 382 limitation reduces the allowable NOL carryforward by $4,374,000. At March 31, 2002, the Company has NOL carryforwards of approximately $2,378,000 for federal and state income tax purposes, expiring in varying amounts through 2016. At March 31, 2002, approximately $3,660,000 and $130,000 of federal and state NOL carryovers expired, respectively. SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the deferred tax asset of $2,378,000 and has therefore taken a valuation allowance of $2,378,000.

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

   Federal income tax NOL carryforwards will expire between fiscal 2003 and 2016 and state income tax operating loss carryforwards will expire between fiscal 2003 and 2012 if not used to offset taxable income.

   The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.
                                                         2002         2001
                                                      ---------    ---------
Federal statutory rate                                  34.00%       34.00%
Increase (reductions) in taxes due to:
     State income taxes (net of federal benefit)         5.83%        5.83%
     Negative valuation allowance adjustment and
     reduction of NOL carryforwards                    (85.96)%     (39.74)%
                                                      ---------    ---------
                                                       (46.13)%      (0.09)%
                                                      ---------    ---------

   Income taxes paid amounted to $800 in for the years ended March 31, 2002 and 2001.


NOTE G--EMPLOYEE BENEFITS

   The Company has a combined profit sharing and retirement/savings plan qualifying for treatment under Internal Revenue Code Section 401(k). All employees aged 21 and older, except those covered by a collective bargaining agreement, are eligible following six months of employment in which at least 500 hours are paid. Under the profit sharing portion of the plan, contributions to the plan are determined by the Board of Directors and are allocated among eligible participants in proportion to their salaries. There were no contributions made by the Company during the years ended March 31, 2002 and 2001. Under the retirement/savings portion of the plan, the Company may match 75% of eligible employees' voluntary contributions to a maximum of 4.5% of their salaries. There were no Company matching contributions made under the retirement/savings plan portion in years ended March 31, 2002 and 2001.

NOTE H--SHAREHOLDERS' DEFICIT

   At the Annual Meeting of Shareholders of the Company held on October 10, 2001, the shareholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the number of common shares authorized from 30,000,000 to 60,000,000.

   The Company's 1982 Employee Incentive Stock Option Plan, as amended, authorized the issuance of options to purchase 690,000 shares of common stock which may be granted to employees, including officers, of the Company. No options may be granted under this plan after November 1992. Options to purchase 3,800 shares were outstanding and exercisable under this plan at March 31, 2002 and 2001.

   In September 1992, the Company's shareholders approved the 1992 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 300,000 shares of Common Stock which may be granted to employees, directors, consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later than ten years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 217,500 shares were outstanding and exercisable under this plan at March 31, 2002 and March 31, 2001.

   The 1988 Directors' Option Plan authorizes the issuance of options to purchase 100,000 shares of common stock. The options are automatically granted on April 1 st of each year and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise prices may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 12,000 shares were outstanding and exercisable under this plan at March 31, 2002 and 2001. No options can be granted under this plan after July 1998.

   In September 1999, the Company's shareholders approved the 1999 Stock Option Plan for Non Employee Directors. The Non Employee Director's plan authorizes the issuance of options to purchase 250,000 shares of common stock. Options are automatically granted under the plan on September 14, 1999 and on April 1 st of each year thereafter and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise price may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 87,500 and 50,000 shares were outstanding on March 31, 2002 and 2001, respectively.

   In September 1999, the Company's shareholders approved the 1999 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 500,000 shares of Common Stock which may be granted to employees and consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of the fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later then 10 years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 1,441,000 and 805,000 shares of common stock were outstanding under this plan at March 31, 2002 and 2001, respectively. Of those options, 1,222,667 and 575,000 were exercisable at March 31, 2002 and 2001, respectively.

   Effective September 29, 1999 the Company's Board of Directors approved the adoption of a stock compensation plan to compensate certain qualified consultants. The plan allows for the issue of 700,000 shares of common stock. Under the plan the Board of Directors makes a determination of the value of the services rendered by the consultant and authorizes the issuance of shares valued at 100% of the fair market value at the date the shares are granted. At March 31, 2002 and 2001, 552,500 and 447,500 shares of common stock had been issued to qualified consultants.

   On July 21, 2000, the Company granted incentive stock options to an employee for outstanding business contributions. The qualified stock options for the issuance of 100,000 shares of common stock were issued to the employee at an exercise price of $0.75.

   In September 2000, the Company's shareholders approved an amendment to the 1999 Stock Option Plan which increases the number of incentive and non-qualified options to purchase to 1,000,000 shares of Common Stock which may be granted to employees and consultants and advisors. At the Annual Meeting of Shareholders of the Company held on October 10, 2001, the shareholders voted to approve an amendment to the Company's 1999 Stock Option Plan that would increase the number of options authorized for grant from 1,000,000 to 3,000,000.

   On January 4, 2001, the Company granted non-qualified stock options pursuant to an employment agreement with an employee. The non-qualified stock options for the issuance of 240,000 shares of common stock were issued to the employee at an exercise price of $0.20.

   Changes in the status of options are summarized as follows for fiscal years ended March 31:
                                                     2002         2001
Outstanding at beginning of year                   1,088,300         833,500
Granted                                              673,500         390,000
Canceled or expired                                       -0-       (119,200)
Exercised                                                 -0-        (16,000)
                                               -------------- --------------
Outstanding at end of year                         1,761,800       1,088,300
Available for grant at end of year                 1,804,000         477,500
Price range of options:
                  Outstanding at end of year   $  .11--$3.00  $   .11--$3.00
                  Exercised                    $           -  $   .11--$ .47


   At March 31, 2002 and 2001, options for the purchase of 1,543,467 and 858,300 shares were exercisable.


   At March 31, 2002 the following warrants to purchase common shares were outstanding:

         Quantity     Exercise Price       Expiration Date

          44,693      $            .32 October 30, 2002
         100,000      $            .25 November 18, 2002
         111,111      $            .56 November 30, 2002
         400,000      $            .25 December 14, 2002
          30,000      $            .50 December 17, 2002
          50,000      $            .25 December 20, 2002
          44,693      $            .29 January 28, 2003
          28,809      $            .78 January 31, 2003
          75,000      $            .50 February 18, 2003
          25,000      $            .30 March 06, 2003
          57,143      $            .57 March 16, 2003
         240,000      $            .50 March 30, 2003
          75,000      $            .50 April 22, 2003
          45,264      $            .74 April 28, 2003
          66,667      $            .75 June 5, 2003
          55,556      $            .75 June 10, 2003
         200,000      $            .75 June 17, 2003
         444,444      $            .70 June 17, 2003
          55,556      $            .75 July 1, 2003
         200,000      $            .50 July 27, 2003
          51,540      $            .53 July 28, 2003
         250,000      $            .20 October 13, 2003
          54,307      $            .47 October 26, 2003
         222,222      $            .56 December 2, 2003
          37,500      $            .75 January 29, 2004
          37,500      $            .75 February 5, 2004
          50,000      $            .81 April 6, 2004
           5,000      $            .97 May 4, 2004
         200,000      $           1.09 July 6, 2004
          60,000      $            .44 October 31, 2004
          20,000      $            .50 November 3, 2004
          20,000      $            .50 November 3, 2004
          40,000      $            .50 November 3, 2004
          75,000      $            .01 March 27, 2006

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

(In thousands, except per share amount)         2002            2001
----------------------------------------     ----------     -----------
Net earnings
                       As reported           $   (2,957)    $      (872)
                       Pro forma             $   (3,387)    $      (973)
Net earnings per share
                       As reported           $    (0.19)    $     (0.10)
                       Pro forma             $    (0.22)    $     (0.12)


   The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 2002 and 2001, respectively: dividend yield of 0% and 0%, expected volatility of 26% and 20%, risk-free interest rates of 5.43% and 5.00%, and expected lives equal to the life of the option or warrant and 5 years.

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

   During the fiscal year ended March 31, 2001, the Company issued 222,500 shares of common stock to several persons in payment for consulting services of $102,206, and also issued 850,000 shares of common stock to several employees for payment of accrued expenses and salary of $170,000. These shares were issued, fully vested and non-forfeitable, subsequent to the performance of services.

   During the fiscal year ended March 31, 2001, the Company issued warrants to consultants and advisors, under the terms of agreements with these consultants and advisors, for the purchase of up to 150,000 shares of common stock at exercise prices that range from $.01 to $.50.

   On April 5, 2001 the Company entered into a Securities Purchase Agreement with Global Alpha Corporation, a British Virgin Islands company ("Global Alpha"), wherein the Company agreed to sell up to 14,616,444 shares of its common stock to Global Alpha for aggregate consideration of $3,226,200. In accordance with the Agreement, the shares are being purchased, at the option of Global Alpha, over a six-month period. The first installment of $100,000 was paid on April 6, 2001 for 500,000 shares. Subsequent installments of $100,000; $150,000 and $150,000 were paid on May 5, June 5, and July 3, 2001 for 500,000;
750,000; and 750,000 shares, respectively. Additional monthly installments increasing to $1,332,809 on August 3, 2001, and $1,393,391 on October 2, 2001,
were to be paid at the option of Global Alpha.

   On August 3, 2001, the Securities Purchase Agreement with Global Alpha was amended to cancel the August 3, 2001 and October 2, 2001 installments and replace them with nine other stock purchase installments. Under the terms of this amendment, Global Alpha would purchase in monthly installments, at their discretion, 12,116,442 shares of the Company's common stock for aggregate consideration of $2,726,000 as follows:


August 7, 2001    1,363,636 shares at an exercise price of $300,000
September 7, 2001 1,363,636 shares at an exercise price of $300,000
October 5, 2001   1,363,636 shares at an exercise price of $300,000
November 9, 2001  1,363,636 shares at an exercise price of $300,000
December 7, 2001  1,330,593 shares at an exercise price of $300,000
January 4, 2002   1,304,348 shares at an exercise price of $300,000
February 8, 2002  1,304,348 shares at an exercise price of $300,000
March 8, 2002     1,304,348 shares at an exercise price of $300,000
April 5, 2002     1,418,261 shares at an exercise price of $326,200

   As of June 30, 2002, Global Alpha has purchased 14,616,444 shares of the Company's common stock as required by the Securities Purchase Agreement.

NOTE I--SIGNIFICANT CUSTOMERS

   During fiscal year 2001, sales to the United States Government were approximately $150,450 (81% of total sales). All other customers accounted for approximately $36,700 (19% of total sales). During fiscal year 2000, sales to the United States Government were approximately $640,000 (88% of total sales), while all other customers accounted for approximately $80,000 (12% of total sales).

                                INDEX TO EXHIBITS

       EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibit Index (Management contracts, compensation plans and arrangements are identified by (*).
          3.1   Certificate of Incorporation, as amended (1)
          3.2   By-Laws amended. (1)
       * 10.1   1992 Stock Option Plan (8)
       * 10.2   Employment  Agreement  with Gershon Weltman dated August 1, 1989 and First Amendment dated October 22, 1991. (9)
       * 10.3   1988 Directors' Stock Option Plan. (8)
       * 10.4   Second  Amendment  to  Employment Agreement with Gershon Weltman dated August 27,1996. (2)
       * 10.5   Employment  agreement  with  Thomas Lubaczewski dated January 1,
                1997. (3)
         10.6   Loan  Agreement  and  note  dated September 23, 1997 between the
                Company and The Pacific Bank. (4)
         10.7   1999 Stock Option Plan (5)
         10.8   1999 Stock Option Plan for Non-Employee Directors (5)
         10.9   Employment Agreement with Richard Moskowitz dated January 3,2000 and Memorandum of Agreement dated November 19, 1999. (6)
        10.10   Employment Agreement with Andreas Kemkes dated February 4, 2000.
                (10)
        10.11   Stock Compensation Plan for Consultants (7)

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