Form 10QSB
period 2002-06-30
ALPHA VIRTUAL INC/CA/
filed 2002-08-19
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.
           For the quarterly period ended June 30, 2002
                                          -----------------

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

        The number of shares outstanding of the Registrant's common stock as of June 30, 2002 was 23,486,045.

        Transitional Small Business Disclosure Format (check one):
        Yes        No   X
            -----     -----
                                     1 of 13

                                      INDEX
                                      -----
                               ALPHA VIRTUAL, INC.


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

         Balance sheets, Alpha Virtual, Inc., June 30, 2002 and
         March 31, 2002.                                                    3

         Statements of operations, Alpha Virtual, Inc., three months
         ended June 30, 2002 and three months ended June 30, 2001           5

         Statements of cash flows, Alpha Virtual, Inc., three months
         ended June 30, 2002 and June 30, 2001.                             6

         Notes to financial statements.                                     7

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations.                                         10

PART II. OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K.                                 12





























                                     2 of 13

Part I.        FINANCIAL INFORMATION

Item 1.       Financial Statements



                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS

                                                   June 30, 2002  March 31, 2002
                                                    (Unaudited)       (Audited)
                                                   ------------    ------------
ASSETS:
Current Assets:
--------------
Cash and short term investments                    $         24    $     19,807
Receivables, net of allowance of $3,000 as of            34,570          27,070
   June 30, 2002 and March 31, 2002 - Note C
Prepaid expenses                                          9,697          24,481
                                                   ------------    ------------

Total current assets:                                    44,291          71,358

Equipment & Leasehold Improvements, at cost              45,850          45,850
Less accumulated depreciation and amortization          (29,371)        (28,038)
                                                   ------------    ------------
                                                         16,479          17,812

Other Assets                                             21,825          21,825
                                                   ------------    ------------

TOTAL ASSETS                                       $     82,595    $    110,995
                                                   ============    ============


















                  See Notes to Financial Statements (Unaudited)

                                     3 of 13

                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                   June 30, 2002  March 31, 2002
                                                    (Unaudited)       (Audited)
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current Liabilities:
-------------------
Accounts payable                                   $    284,604    $    111,546
Payroll taxes payable                                   250,667         138,167
Accrued compensation                                     47,853          47,853
Other accrued liabilities                                52,394          49,929
Short term debt - Note D                                 50,000          50,000
Current portion of obligation under capital lease         3,232           3,176
Loans payable to shareholders - Note D                   28,000          28,000
Rate reserve                                            100,000         100,000
                                                   ------------    ------------
Total current liabilities:                              816,750         528,671

Long-Term Liabilities:
---------------------
Obligation under capital lease                            4,992           5,813
                                                   ------------    ------------

Total Liabilities                                       821,742         534,484

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' DEFICIT:
---------------------
Common Stock, par value $.001 per share,
  authorized 60,000,000 shares, issued and
  outstanding 23,486,045 shares at June 30, 2002
  and 21,144,378 shares at March 31, 2002                23,486          21,144
Additional paid in capital                           17,134,446      16,386,788
Accumulated deficit                                 (17,897,079)    (16,831,421)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                            (739,147)       (423,489)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT                                            $     82,595    $    110,995
                                                   ============    ============








                  See Notes to Financial Statements (Unaudited)

                                     4 of 13

                               ALPHA VIRTUAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,


                                                        2002            2001
                                                   ------------    ------------
Net Sales                                          $     52,270    $          0
Cost of Sales                                            47,058               0
                                                   ------------    ------------

Gross Profit                                              5,212               0

Costs and expenses:
Selling, general and administrative                     670,897         201,843
Research & development                                  399,973         146,044
                                                   ------------    ------------

Operating loss                                       (1,065,658)       (347,887)

Loss before taxes                                    (1,065,658)       (347,887)
Income tax provision                                          0               0
                                                   ------------    ------------

Net loss                                           $ (1,065,658)   $   (347,887)
                                                   ============    ============

Earnings per share:
       Basic:                                      $      (0.05)   $      (0.03)

       Diluted:                                    $      (0.05)   $      (0.03)
                                                   ============    ============

Weighted average common and common equivalent shares:


Basic - Note E                                       23,486,045      11,131,260

Diluted - Note E                                     23,486,045      11,131,260
                                                   ============    ============










                  See Notes to Financial Statements (Unaudited)

                                     5 of 13

                               ALPHA VIRTUAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,

                                                        2002            2001
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $ (1,065,658)   $   (347,887)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                             1,333               0

Changes in assets and liabilities:
   Receivables                                           (7,500)         13,408
   Prepaid expenses                                      14,784             231
   Accounts payable                                     173,058          (8,937)
   Payroll taxes payable                                112,500               0
   Accrued compensation                                       0        (298,292)
   Other accrued liabilities                              2,465         215,776
   Other long term liabilities                                0          92,568
                                                   ------------    ------------

Net cash used by operating activities:                 (769,018)       (333,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on capital lease                                  (765)              0
                                                   ------------    ------------

Net cash used by investing activities                      (765)              0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                      750,000         353,999
                                                   ------------    ------------

Net cash provided in financing activities               750,000         353,999

NET INCREASE (DECREASE) IN CASH                         (19,783)         20,866
                                                   ------------    ------------


Cash, beginning of period                          $     19,807    $     12,444
Cash, end of period                                          24          33,310
                                                   ============    ============

Cash paid during period for income taxes                      0               0
Cash paid during period for interest expense                  0               0




                  See Notes to Financial Statements (Unaudited)

                                     6 of 13

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE A - UNAUDITED FINANCIAL STATEMENTS
---------------------------------------

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2002.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Description of the Company: Alpha Virtual, Inc., (the "Company") develops and markets innovative, real-time Web collaboration products for business, consumer entertainment, education, and government markets. The Company's patent pending OneViewTM product platform meets the growing demand for new multi-user interactivity-integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has continued to sustain operating losses and requires substantial amounts of working capital to support its operations. At June 30, 2002 current liabilities exceed current assets by $772,459. At June 30, 2002 the Company was delinquent in paying $250,000 of payroll taxes. The Company continues to have difficulty in meeting its obligations as they become due. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cash Equivalents: All highly liquid investments maturing in three months or less when purchased are considered cash equivalents.






                                     7 of 13

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Equipment and Leasehold Improvements: Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided for by the straight-line method over their estimated useful lives, which range from 3 to 5 years. Amortization of leasehold improvements is provided by the straight-line method over the shorter of the useful lives or the terms of the leases.

Revenue Recognition: Sales of services are recorded when performed in accordance with contracts. Revenues from long-term contracts are recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) as incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion. Revenues from software sales are recorded in accordance with SOP 97-2 "Software Revenue Recognition", which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair value values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services are recognized at the time services are provided. The Company has been developing and marketing their OneView software products and services. As of June 30, 2002 there were $36,000 of revenues related to these products.

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

NOTE C - RECEIVABLES
--------------------

At  June  30,  2002  and  March  31,  2002  there  were   $34,570  and  $27,070,
respectively, of receivables that represent amounts from services performed and royalties from the Eidetics sale. These amounts are net of $3,000 that represents amounts that may become uncollectible.



                                     8 of 13

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE D - SHORT TERM DEBT
------------------------

As of June 30, 2002 and March 31, 2002, there is a loan outstanding of $50,000 with a foreign customer. The note bears interest at 6% per year. The terms of the note required repayment by March 1, 1996.

As of June 30, 2002 and March 31, 2002 the Company had loans outstanding of $28,000 to various shareholders. These loans are past due as of March 31, 2002. The loans are convertible to common stock at $0.15 per share at the option of the note holder.

NOTE E - EARNINGS PER SHARE
---------------------------

The Company uses SFAS #128 in accounting for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. A reconciliation of shares used to compute earnings per share for the three-month periods ended June 30, 2002 and June 30, 2001 are as follows:

                                                           Quarter ended
                                                              June 30
                                                       2002             2001
                                                   -----------      -----------

Weighted average common shares                      23,486,045       11,131,260
Outstanding

Diluted stock options and warrants                           0                0
Based on treasury stock method
                                                   -----------      -----------

Diluted shares                                      23,486,045       11,131,260
                                                   ===========      ===========

















                                     9 of 13

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

Going Concern Qualification

The following discussion is based on the financial statements contained elsewhere in this report. The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of the liabilities that may result from the possible inability of the Company to continue as a going concern. See Note B of Notes to Financial Statements.

RESULTS OF OPERATIONS

Net Sales. Net sales for the three-month period ended June 30, 2002 were $52,270. Net sales for the three-month period ended June 30, 2001 were zero. The company is in a state of transition and net sales are representative of initial attempts to market their software and fees for services rendered.

Cost of Sales. Cost of sales for the three-month period ended June 30, 2002 were $47,058. Net sales for the three-month period ended June 30, 2001 were zero. These costs primarily related to salaries and wages expenses related to software products sold and services rendered.




                                    10 of 13

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $469,054 or 232% in the three-month period ended June 30, 2002 compared to the comparable three-month period in the prior fiscal year. This increase was the result of increased staffing levels to grow operations and develop the OneView software products for market launch.

Interest Expense. Interest expense was $0 in the three-month periods ended June 30, 2002 and June 30, 2001.

Liquidity and Capital Resources. The Company is experiencing continuing liquidity problems due to a lack of revenues and the absence of cash reserves. At June 30, 2002, the Company's unrestricted cash and cash equivalent balance of $24 was the result of equity investments made during the quarter ended June 30, 2002 and revenues from contracts and fees. The majority of that cash has been used for operations. The Company had negative working capital of $772,459 at June 30, 2002, compared to negative working capital of $457,313 at March 31, 2002. The increase in negative working capital was due primarily to the continued operating losses the Company sustained. The Company continues to have difficulty in meeting all of its obligations as they come due. In addition, the Company did not pay approximately $113,000 of payroll taxes in the quarter ended June 30, 2002 and may not have sufficient capital to pay payroll taxes in the next quarter of this year. The lack of sufficient working capital continues to restrict the Company's ability to market its OneView products and to expand its revenue base.

The Company requires significant additional financing from external sources to be able to fund the development of enhancements to its OneView product suite and to provide for marketing and sales personnel and related expenses to gain market acceptance of its commercial software products. Although we were successful in the prior fiscal year in obtaining private equity financing that fulfilled our capital requirements at planned expense levels, we cannot assure that the Company will be able to raise the additional monies required to fund operations in the current fiscal year and thereafter. We also are unable to provide assurances that our commercial software products will start to generate significant levels of revenue or that we will become profitable. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders. The Company continues to pursue U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The Company is also exploring strategic business alliances and potential business combinations in order to meet our short and long-term objectives.

The Company's operating activities used cash of $769,018 during the quarter ended June 30, 2002 resulting primarily from the operating loss incurred during the period and the costs associated with the development and commercial introduction of the its commercial software products.

The Company's investing activities used cash of $765 during the quarter ended June 30, 2002. This resulted from payments made on a capital lease. The Company is primarily a developer of computer software and therefore not capital intensive. The Company does not currently have any material commitments for the purchase of capital assets.



                                    11 of 13

The Company's financing activities provided cash of $750,000 during the quarter ended June 30, 2002. The funding came from its main investor, Global Alpha.

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 2002.





Part II.    OTHER INFORMATION
-----------------------------

Item 6.     Exhibits and Reports on Form 8-K

               (a) Exhibits:

                   99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                   99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


               (b) Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30,2002






















                                    12 of 13

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.


                                    Alpha Virtual, Inc.
                                    Registrant



Date: August 19, 2002               By: /s/ Saif Mansour
      -----------------                ---------------------------------------
                                        Saif Mansour
                                        President

































                                    13 of 13