Form 10QSB
period 2002-09-30
ALPHA VIRTUAL INC/CA/
filed 2002-11-19
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.
           For the quarterly period ended September 30, 2002
                                          -----------------

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

        The number of shares outstanding of the Registrant's common stock as of September 30, 2002 was 4,697,209.

        Transitional Small Business Disclosure Format (check one):
        Yes        No   X
            -----     -----
                                     1 of 15

                                      INDEX
                                      -----
                               ALPHA VIRTUAL, INC.


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

         Balance sheets, Alpha Virtual, Inc., September 30, 2002 and
         March 31, 2002.                                                    3

         Statements of operations, Alpha Virtual, Inc., six months
         ended September 30, 2002 and six months ended September 30, 2001   5

         Statements of cash flows, Alpha Virtual, Inc., six months
         ended September 30, 2002 and September 30, 2001.                   6

         Notes to financial statements.                                     7

Item 2. Management's  Discussion and Analysis and Plan of Operation        10

PART II. OTHER INFORMATION
--------------------------
Item 2.  Changes in Securities and Use of Proceeds.                        12

Item 4.  Submission of Matters to a Vote of Security Holders.              12

Item 5.  Other Information.                                                13

Item 6.  Exhibits and Reports on Form 8-K.                                 14


























                                     2 of 15

Part I.        FINANCIAL INFORMATION

Item 1.       Financial Statements


                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS

                                                   September 30,    March 31,
                                                       2002           2002
                                                    (Unaudited)     (Audited)
                                                   ------------    ------------
ASSETS:
Current Assets:
--------------
Cash and short term investments                    $         24    $     19,807
Receivables, net of allowance of $3,000 as of            34,570          27,070
   September 30, 2002 and March 31, 2002 - Note C
Prepaid expenses                                          6,779          24,481
                                                   ------------    ------------

Total current assets:                                    41,373          71,358

Equipment & Leasehold Improvements, at cost              45,850          45,850
Less accumulated depreciation and amortization          (30,704)        (28,038)
                                                   ------------    ------------
                                                         15,146          17,812

Other Assets                                             21,825          21,825
                                                   ------------    ------------

TOTAL ASSETS                                       $     78,344    $    110,995
                                                   ============    ============






















                  See Notes to Financial Statements (Unaudited)

                                     3 of 15

                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                   September 30,    March 31,
                                                        2002          2002
                                                    (Unaudited)     (Audited)
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current Liabilities:
-------------------
Accounts payable                                   $    335,889    $    111,546
Payroll taxes payable                                   239,608         138,167
Accrued compensation                                     15,951          47,853
Other accrued liabilities                                52,449          49,929
Short term debt - Note D                                375,000          50,000
Current portion of obligation under capital lease         3,290           3,176
Loans payable to shareholders - Note D                   28,000          28,000
Rate reserve                                            100,000         100,000
                                                   ------------    ------------
Total current liabilities:                            1,150,187         528,671

Long-Term Liabilities:
---------------------
Obligation under capital lease                            4,139           5,813
                                                   ------------    ------------

Total Liabilities                                     1,154,326         534,484

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' DEFICIT:
---------------------
Common Stock, par value $.001 per share,
  authorized 60,000,000 shares, issued
  and outstanding 4,697,209 shares at
  September 30, 2002 and
  4,228,876 shares at March 31, 2002                      4,697           4,229
Additional paid in capital                           17,153,235      16,403,703
Accumulated deficit                                 (18,233,914)    (16,831,421)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                          (1,075,982)       (423,489)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT                                            $     78,344    $    110,995
                                                   ============    ============






                  See Notes to Financial Statements (Unaudited)

                                     4 of 15

                               ALPHA VIRTUAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                              Three Months Ended               Six Months Ended
                                 September 30,                   September 30,

                               2002            2001            2002            2001
                       ------------    ------------    ------------    ------------
Net Sales              $          -    $          -    $     52,270    $          -
Cost of Sales                     -               -    $     47,058    $          -
                       ------------    ------------    ------------    ------------

Gross Profit                      -               -           5,212               -

Costs and expenses:
Selling, general and
  administrative            245,306         401,817         916,203         603,660
Research & development       91,529          65,935         491,502         211,979
                       ------------    ------------    ------------    ------------

Operating loss             (336,835)       (467,752)     (1,402,493)       (815,639)

Other income                      -         137,500               -         137,500

Loss before taxes          (336,835)       (330,252)     (1,402,493)       (678,139)
Income tax provision              -               -               -               -
                       ------------    ------------    ------------    ------------

Net loss               $   (336,835)   $   (330,252)     (1,402,493)       (678,139)
                       ============    ============    ============    ============

Earnings per share:
       Basic:          $      (0.07)   $      (0.14)   $      (0.30)   $      (0.29)

       Diluted:        $      (0.07)   $      (0.14)   $      (0.30)   $      (0.29)
                       ============    ============    ============    ============

Weighted average common and common equivalent shares:


Basic - Note E            4,697,209       2,437,616       4,541,098       2,331,934

Diluted - Note E          4,697,209       2,437,616       4,541,098       2,331,934
                       ============    ============    ============    ============














                  See Notes to Financial Statements (Unaudited)

                                     5 of 15

                               ALPHA VIRTUAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                  Six Months Ended September 30,

                                                        2002            2001
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $ (1,402,493)   $   (678,139)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                             2,666               -

Changes in assets and liabilities:
   Receivables                                           (7,500)         13,408
   Prepaid expenses                                      17,702             231
   Other assets                                               -          (7,000)
   Accounts payable                                     224,343        (285,815)
   Payroll taxes payable                                101,441               -
   Accrued compensation                                 (31,902)              -
   Other accrued liabilities                              2,520         (24,531)
                                                   ------------    ------------

Net cash used by operating activities:               (1,093,223)       (981,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                         -          (1,416)
                                                   ------------    ------------

Net cash provided (used) by investing activities              -          (1,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                      750,000       1,100,000
Proceeds from note payable                              325,000               -
Payments on capital lease                                (1,560)              -
                                                   ------------    ------------

Net cash provided in financing activities             1,073,440       1,100,000

NET INCREASE (DECREASE) IN CASH                         (19,783)        116,738
                                                   ------------    ------------


Cash, beginning of period                          $     19,807    $     12,444
Cash, end of period                                          24         129,182
                                                   ============    ============

Cash paid during period for income taxes                      -               -
Cash paid during period for interest expense                  -               -





                  See Notes to Financial Statements (Unaudited)

                                     6 of 15

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS
---------------------------------------
The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has continued to sustain operating losses and requires substantial amounts of working capital to support its operations. At September 30, 2002 current liabilities exceed current assets by $1,108,814. At September 30, 2002 the Company was delinquent in paying $240,000 of payroll taxes. The Company continues to have difficulty in meeting its obligations as they become due. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Revenue Recognition: Sales of services are recorded when performed in accordance with contracts. Revenues from long-term contracts are recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method,

                                     7 of 15

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

sales are recorded as costs (including general and administrative expenses) as incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion. Revenues from software sales are recorded in accordance with SOP 97-2 "Software Revenue Recognition", which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenues from product services are recognized at the time services are provided. The Company has been developing and marketing their OneView software products and services. As of September 30, 2002 there were $36,000 of revenues related to these products.

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


NOTE C - RECEIVABLES
--------------------
At September 30, 2002 and March 31, 2002 there were $34,570 and $27,070, respectively, of receivables that represent amounts from services performed and royalties from the Eidetics sale. These amounts are net of $3,000 that represents amounts that may become uncollectible.


NOTE D - SHORT TERM DEBT
------------------------
As of September 30, 2002 and March 31, 2002, there is a loan outstanding of $50,000 with a foreign customer. The note bears interest at 6% per year. The terms of the note required repayment by March 1, 1996.

As of September 30, 2002 and March 31, 2002 the Company had loans outstanding of $28,000 to various shareholders. These loans are past due as of March 31, 2002. The loans are convertible to common stock at $0.15 per share at the option of the note holder.


                                     8 of 15

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


During the three month period ended September 30, 2002, Global Alpha Corporation, the majority shareholder of the Company, loaned $325,000 to the Company. This note bears interest at 11.5% per year. The terms of the note require repayment on demand, but in no event, earlier than July 9, 2003.


NOTE E - EARNINGS PER SHARE
---------------------------
The Company uses SFAS #128 in accounting for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. A reconciliation of shares used to compute earnings per share for the three and six-month periods ended September 30, 2002 and 2001 are as follows:


                                 Quarter ended            Six months ended
                                  September 30             September 30
                               2002         2001          2002         2001
                           -----------  -----------  ------------ ------------

Weighted average common      4,697,209    2,437,616     4,541,098    2,331,934
shares Outstanding

Diluted stock options and            -            -             -            -
warrants Based on treasury
stock method
                           -----------  -----------   ------------ -----------

Diluted shares               4,697,209    2,437,616     4,541,098    2,331,934
                           ===========  ===========   ============ ===========


NOTE F - SUBSEQUENT EVENTS
--------------------------
Financing - in October and November 2002, the Company received additional funding in the amount of $125,000 from Global Alpha Corporation, the majority shareholder of the Company.

Reverse Stock Split - on October 31, 2002 the Company consummated a 1-for-5 reverse stock split of its outstanding common shares. The par value of the stock remained at $.001 per share. All references to common stock, average number of common shares outstanding and these notes to the financial statements reflect the value of common stock after the effects of the 1-for-5 reverse split.








                                     9 of 15

Item 2. Management's Discussion and Analysis and Plan of Operation


General

From fiscal 2001 through October 2002, our business refocus has been entirely on developing new commercial products in the area of Internet collaboration. Our patent-pending OneView(TM) product platform meets the growing demand for new multi-user interactivity - integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis. OneView allows users to immediately form groups and explore Web sites together, sharing the same experience at the same time, whether they are located in the next room or half way around the world. As such, it is the fastest, most convenient way to collaborate synchronously over the Internet today.

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

In October 2002, we licensed substantially all of our proprietary software and systems to our principal shareholder, Global Alpha Corporation ("GAC"). On October 31, 2002, we laid off all but two employees. We had been negotiating with a venture capital company for several weeks, and on November 6, 2002, we entered into several agreements with Manhattan Capital Partners, LLC wherein we would sell $300,000 of our common stock and grant up to 2,000,000 warrants to purchase our common stock. See "Item 5. Other Information -- Subsequent Events."

Upon the successful closing of the sale of our securities, we intend to resolve all of our outstanding liabilities, including federal and state payroll taxes. In addition, we have been negotiating with our principal shareholder and licensee, GAC, for the sale to GAC of substantially all of our technology, including software and systems, in exchange for the cancellation of all debt owed to GAC in the amount of approximately $435,000 as of November 15, 2002.

In view of the above, our activities will be reduced to paying our liabilities and to seeking business combinations. Our objective will be to acquire an operating company that has experienced management and the potential for profitable growth in exchange for our securities. Such transaction may result in a change in control of the Company. As of the date of this filing, we have not been in negotiations to acquire any company. There can be no assurance that we will be successful in acquiring any business.



                                    10 of 15

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

RESULTS OF OPERATIONS

Net Sales. Net sales for the three-month periods ended September 30, 2002 and 2001 were $0. Net sales for the six-month periods ended September 30, 2002 and 2001 were $52,270 and $0, respectively. The company is in a state of transition and net sales are representative of initial attempts to market their software and fees for services rendered.

Cost of Sales. Cost of sales for the three-month periods ended September 30, 2002 and 2001 were $0. Cost of sales for the six-month periods ended September 30, 2002 and 2001 were $47,058 and $0, respectively. These costs primarily related to salaries and wages expenses related to software products sold and services rendered.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $156,511 or 39% in the three-month period ended September 30, 2002 compared to the comparable three-month period in the prior fiscal year. This decrease was the result of decreased staffing levels. Selling, general and administrative expenses increased $312,543 or 52% in the six-month period ended September 30, 2002 compared to the comparable six-month period in the prior fiscal year mainly as a result of attempts to grow operations and develop the OneView software products for market launch.

Interest Expense. Interest expense was $0 in the three-month and six-month periods ended September 30, 2002 and 2001.

Liquidity and Capital Resources. The Company is experiencing continuing liquidity problems due to a lack of revenues and the absence of cash reserves. At September 30, 2002, the Company's unrestricted cash and cash equivalent balance of $24 was the result of equity investments made during the quarter ended September 30, 2002 and revenues from contracts and fees. The majority of that cash has been used for operations. The Company had negative working capital of $1,108,814 at September 30, 2002, compared to negative working capital of $457,313 at March 31, 2002. The increase in negative working capital was due primarily to the continued operating losses the Company sustained. The Company continues to have difficulty in meeting all of its obligations as they come due. In addition, the Company owes approximately $240,000 in payroll taxes in the quarter ended September 30, 2002 and may not have sufficient capital to pay payroll taxes in the next quarter of this year. The lack of sufficient working capital which restricted the Company's ability to market its OneView products and to expand its revenue base led to its licensing substantially all of its technology to its principal shareholder, GAC, in October 2002.




                                    11 of 15

The Company's operating activities used cash of $1,093,223 during the six-months ended September 30, 2002 resulting primarily from the operating loss incurred during the period and the costs associated with the development and commercial introduction of the its commercial software products.

On October 31, 2002, the Company terminated all but two of its employees; and except for a license agreement, it ceased all of its prior operating activities. Its principal activities will be directed to reducing its liabilities and seeking possible acquisitions.

The only foreseeable cash requirements during the next twelve months will be related to reducing the Company's liabilities, maintaining its corporate status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing business ventures and opportunities. On November 6, 2002, the Company entered into an agreement to raise $300,000 from the sale of its common stock. If the Company is successful in completing this sale, the proceeds should allow the Company to continue. If additional funds are required, it is anticipated that management will seek additional equity capital or loans. There is no assurance that the Company will be able to raise or borrow additional capital or that the terms and conditions relating to the acquisition of such new capital will be favorable to the Company.

The Company's financing activities provided cash of $325,000 during the quarter ended September 30, 2002. The funding came as a loan from its main investor, Global Alpha.

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 2002.



                           Part II. OTHER INFORMATION
                           --------------------------

Item 2.  Changes in Securities and Use of Proceeds.

Subsequent Event
----------------
On October 29, 2002, the Company issued 2,482,843 pre-split shares of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants in May and June 2002 in the aggregate amount of $425,000. GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 24, 2002, a majority of the Company's shareholders approved a one-for-five reverse stock split. After required filings with the Securities and Exchange Commission and notice to all shareholders of the Company, the one-for-five reverse stock split became effective on October 31, 2002.

In connection with the reverse stock split, the Company's common stock now trades under the new trading symbol: "AVUL."

                                    12 of 15

Item 5.  Other Information.

On July 9, 2002, the Company entered into a Restated Multiple Advance Convertible Promissory Note (the "Note") with its principal shareholder ("GAC"). The Note provides up to $425,000 of term debt to the Company maturing on July 9, 2003 at an interest rate of 11.5 percent. As of September 30 and November 15, 2002, the Company had borrowed an aggregate of $325,000 and $425,000, respectively, from GAC. The Note is convertible, at the election of GAC, into the Company's common stock at a price per share equal to 30% of the average trading price for the twenty business day period prior to date of conversion. The Note is secured, pursuant to a Security Agreement, by all of the Company's computer software programs.

Subsequent Event
----------------
Effective October 31 2002, the Company entered into a License Agreement with its principal shareholder, Global Alpha Corporation ("GAC") wherein GAC was granted an exclusive license to the Company's software and systems commonly referred to as the "IC3D Framework" (the "System). The System encompasses substantially all of the Company's software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the Agreement, GAC will pay to the Company a license fee of ten percent of the revenue generated from the sale or use of the System up to $1,000,000, nine percent up to $2,000,000, eight percent up to $3,000,000 and, thereafter, seven percent of the revenue generated. A minimum, annual license fee of $25,000 for the year ending December 31, 2002 and December 31, 2003 must be paid to maintain the exclusive license.

On November 6, 2002, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") and a Registration Rights Agreement ("Rights Agreement") with certain accredited investors to be named by Manhattan Capital Partners, LLC, a venture capital limited liability company. Under the Purchase Agreement, the Company has agreed to sell $300,000 of its common stock at a purchase price based upon the lower of (i) $0.10 per share, or (ii) the average price per share between the "bid" and "ask" price on the Over-the-Counter Bulletin Board at the close of business for the five (5) business days preceding the closing date. There may be several closings but, in no event, later than December 30, 2002. There is no assurance that all or any portion of the Company's common stock will be sold.

Upon the sale of the Company's common stock to the investors, and in accordance with the Rights Agreement, the Company has agreed to file a registration agreement with the Securities and Exchange Commission ("SEC") registering all of the common stock purchased by the investors.

Also, on November 6, 2002, and in connection with the Purchase and Rights Agreements with certain investors, the Company agreed to enter into a Consulting Agreement and Registration Rights Agreement with Manhattan Capital Partners, LLC ("Manhattan") upon the receipt by the Company of $300,000. In exchange for general business consulting services, the Company shall grant warrants to purchase an aggregate of 2,000,000 shares of its common stock. The warrant expires five years after the date of grant. The Registration Rights Agreement requires the Company to file a registration statement with the SEC, registering the underlying common stock of the warrants granted to Manhattan.


                                    13 of 15

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.18 Securities Purchase Agreement entered into between the Company and certain investors to be named by Manhattan Capital Partners, LLC dated November 6, 2002.

10.19 Registration Rights Agreement entered into between the Company and certain investors to be named by Manhattan Capital Partners, LLC dated November 6, 2002.

10.20 Consulting Agreement to be entered into between the Company and Manhattan Capital Partners, LLC upon the receipt of the Company of $300,000 pursuant to a Securities Purchase Agreement (Exhibit 10.18 above).

10.21 Registration Rights Agreement to be entered into between the Company and Manhattan Capital Partners, LLC upon the signing of the Consulting Agreement (Exhibit 10.20 above).

10.22 License Agreement entered into between the Company and Global Alpha Corporation.

10.23 Restated Multiple Advance Convertible Promissory Note entered into by the Company and Global Alpha Corporation, Dated July 9, 2002.

10.24 Security Agreement entered into between the Company and Global Alpha Corporation, dated July 9, 2002.

99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On July 15, 2002, the Company filed a Form 8-K reporting the termination of Dan Mapes as President, CEO and director of the Company and the appointment of Saif Mansour as interim President and as a director of the Company.

















                                    14 of 15

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.


                                    Alpha Virtual, Inc.
                                    Registrant



Date: November 19, 2002                By: /s/ Saif Mansour
      -----------------                ---------------------------------------
                                        Saif Mansour
                                        President

































                                    15 of 15