Form 10QSB
period 2002-12-31
ALPHA VIRTUAL INC/CA/
filed 2003-02-19
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to .

                           Commission File No: 0-12382

                              Alpha Virtual, Inc.
              ----------------------------------------------------
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


              10345 West Olympic Boulevard, Los Angeles, CA 90064
              ---------------------------------------------------
                (Address of Principal Executive Offices) Zip Code

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

The number of shares outstanding of the Registrant's common stock as of December 31, 2002 was 9,382,669.

Transitional Small Business Disclosure Format (check one):

                                   Yes        No  X
                                      -----     -----



                                     1 of 19

                                      INDEX
                                      -----


                               ALPHA VIRTUAL, INC.



PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

         Balance sheets, Alpha Virtual, Inc., December 31, 2002 and
         March 31, 2002.                                                    3

         Statements of operations, Alpha Virtual, Inc., nine months
         ended December 31, 2002 and nine months ended December 31, 2001    5

         Statements of cash flows, Alpha Virtual, Inc., nine months
         ended December 31, 2002 and December 31,   2001.                   6

         Notes to financial statements.                                     7

Item 2. Management's  Discussion and Analysis and Plan of Operation        13



PART II. OTHER INFORMATION
--------------------------
Item 2.  Changes in Securities                                             16

Item 4.  Submission of Matters to a Vote of Security Holders.              17

Item 5.  Other Information.                                                17

Item 6.  Exhibits and Reports on Form 8-K.                                 18


















                                     2 of 19

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS



                                                    December 31,     March 31,
                                                        2002           2002
                                                    (Unaudited)      (Audited)
                                                   ------------    ------------
ASSETS:
Current Assets:
--------------
Cash and short term investments                    $    293,734    $     19,807
Receivables, net of allowance of $3,000 as of            34,570          27,070
   December 31, 2002 and March 31, 2002 - Note C
Prepaid expenses                                         65,112          24,481
                                                   ------------    ------------

Total current assets:                                   393,416          71,358

Equipment & Leasehold Improvements, at cost              45,850          45,850
Less accumulated depreciation and amortization          (32,037)        (28,038)
                                                   ------------    ------------
                                                         13,813          17,812

Other Assets                                             21,825          21,825
                                                   ------------    ------------

TOTAL ASSETS                                       $    429,054    $    110,995
                                                   ============    ============


















                  See Notes to Financial Statements (Unaudited)


                                     3 of 19

                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                    December 31,     March 31,
                                                        2002           2002
                                                    (Unaudited)      (Audited)
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current Liabilities:
-------------------
Accounts payable                                   $    332,834    $    111,546
Payroll taxes payable                                   247,937         138,167
Accrued compensation                                      3,399          47,853
Other accrued liabilities                                78,369          49,929
Short term debt - Note D                                485,000          50,000
Current portion of obligation under capital lease         3,290           3,176
Loans payable to shareholders - Note D                   18,000          28,000
Rate reserve                                            100,000         100,000
                                                   ------------    ------------
Total current liabilities:                            1,268,829         528,671

Long-Term Liabilities:
---------------------
Obligation under capital lease                            4,139           5,813
                                                   ------------    ------------

Total Liabilities                                     1,272,968         534,484


COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' DEFICIT:

Common Stock, par value $.001 per share,
  authorized  60,000,000 shares,  issued
  and outstanding 9,382,669 shares at
  December 31, 2002 and
  4,228,876 shares at March 31, 2002                      9,382           4,229
Additional paid in capital                           17,492,724      16,403,703
Accumulated deficit                                 (18,346,020)    (16,831,421)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                            (843,914)       (423,489)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT                                            $    429,054    $    110,995
                                                   ============    ============


                  See Notes to Financial Statements (Unaudited)


                                     4 of 19

                               ALPHA VIRTUAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                            Three Months Ended             Nine Months Ended
                                December 31,                  December 31,

                               2002          2001            2002          2001
                       ------------  ------------    ------------  ------------
Net Sales              $     12,287  $          -    $     64,558  $          -
Cost of Sales                     -             -    $     47,058  $          -
                       ------------  ------------    ------------  ------------

Gross Profit                 12,287             -          17,500             -

Costs and expenses:
Selling, general and
  administrative            106,740       751,493       1,013,044     1,355,153
Research & development       14,138       126,809         505,640       338,788
                       ------------  ------------    ------------  ------------

Operating loss             (108,591)     (878,302)     (1,501,184)   (1,693,941)

Other income/(expense)      (13,415)            -         (13,415)      137,500

Loss before taxes          (122,006)     (878,302)     (1,514,599)   (1,556,441)
Income tax provision              -             -               -             -
                       ------------  ------------    ------------  ------------

Net loss               $   (122,006) $   (878,302)     (1,514,599)   (1,556,441)
                       ============  ============    ============  ============

Earnings per share:
       Basic:          $      (0.02) $      (0.06)   $      (0.26) $      (0.11)

       Diluted:        $      (0.02) $      (0.06)   $      (0.26) $      (0.11)
                       ============  ============    ============  ============

Weighted average common and common equivalent shares:


Basic - Note E            7,039,939     3,123,040       5,751,491     2,726,676

Diluted - Note E          7,039,939     3,123,040       5,751,491     2,726,676
                       ============  ============    ============  ============






                  See Notes to Financial Statements (Unaudited)


                                     5 of 19

                               ALPHA VIRTUAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                  Nine Months Ended December 31,

                                                        2002            2001
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $ (1,514,599)   $ (1,556,441)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                             3,999           1,306

Changes in assets and liabilities:
   Receivables                                           (7,500)         25,693
   Prepaid expenses                                     (40,631)        (49,285)
   Other assets                                               -         (13,200)
   Accounts payable                                     221,288        (250,610)
   Payroll taxes payable                                109,770               -
   Accrued compensation                                 (44,454)            833
   Other accrued liabilities                             28,420         (17,691)
                                                   ------------    ------------


Net cash used by operating activities:               (1,243,687)     (1,859,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                         -          (1,416)
                                                   ------------    ------------

Net cash provided (used) by investing activities              -          (1,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                    1,084,174       1,875,000
Proceeds from note payable                              435,000               -
Payments on capital lease                                (1,560)              -
                                                   ------------    ------------

Net cash provided in financing activities             1,517,614       1,875,000

NET INCREASE (DECREASE) IN CASH                         273,927          14,189
                                                   ------------    ------------


Cash, beginning of period                          $     19,807    $     12,444
Cash, end of period                                     293,734          26,633
                                                   ============    ============

Cash paid during period for income taxes                      -               -
Cash paid during period for interest expense                  -               -


                  See Notes to Financial Statements (Unaudited)


                                     6 of 19

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - UNAUDITED FINANCIAL STATEMENTS
---------------------------------------

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended December 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Description of the Company: Alpha Virtual, Inc., (the "Company") developed and marketed innovative, real-time Web collaboration products for business, consumer entertainment, education, and government markets. The Company's patent pending OneViewTM product platform meets the growing demand for new multi-user interactivity-integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis. On October 31, 2002, the Company terminated all but one of its employees; and except for a license agreement, it ceased all of its prior operating activities. Its principal activities will be directed to reducing its liabilities and seeking possible acquisitions.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has continued to sustain operating losses and requires substantial amounts of working capital to support its operations. At December 31, 2002 current liabilities exceed current assets by $875,413. The Company continues to have difficulty in meeting its obligations as they become due. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital. In view of the above, activities will be reduced to paying liabilities and to seeking business combinations. The objective will be to acquire an operating company that has experienced management and the potential for profitable growth in exchange for securities. Such transaction may result in a change in control of the Company. As of the date of this filing, the Company has not been in negotiations to acquire any company. There can be no assurance that the Company will be successful in acquiring any business. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


                                     7 of 19

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Revenue Recognition: Sales of services are recorded when performed in accordance with contracts. Revenues from long-term contracts are recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded as costs (including general and administrative expenses) as incurred, plus a portion of the profit expected to be realized on each contract in the ratio that costs incurred to date bear to total estimated cost at completion. Revenues from software sales are recorded in accordance with SOP 97-2 "Software Revenue Recognition", which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenues from product services are recognized at the time services are provided. The Company has been developing and marketing their OneView software products and services. As of December 31, 2002 there were $48,287 revenues related to these products.

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







                                     8 of 19

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE C - RECEIVABLES
--------------------

At December 31, 2002 and March 31, 2002 there were $34,570 and $27,070, respectively, of receivables that represent amounts from services performed and royalties from the Eidetics sale. These amounts are net of $3,000 that represents amounts that may become uncollectible.


NOTE D - SHORT TERM DEBT
------------------------

As of December 31, 2002 and March 31, 2002, there is a loan outstanding of $50,000 with a foreign customer. The note bears interest at 6% per year. The terms of the note required repayment by March 1, 1996.

As of December 31, 2002 and March 31, 2002 respectively the Company had loans outstanding of $18,000 and $28,000 to various shareholders. $10,000 of the notes were converted into 66,665 shares (13,333 shares after the November 2002 stock split). These loans are past due as of March 31, 2002. The loans are convertible to common stock at $0.15 per share at the option of the note holders ($0.75 per share after the November 2002 stock split.

On July 9, 2002, the Company entered into a Restated Multiple Advance Convertible Promissory Note (the "Note") with its principal shareholder ("GAC"). The Note provides up to $425,000 of term debt to the Company maturing on July 9, 2003 at an interest rate of 11.5 percent. As of December 31, 2002, the Company amended the note and had borrowed an aggregate of $435,000 from GAC, $110,000 during the three month period ended December 31, 2002. The Note is convertible, at the election of GAC, into the Company's common stock at a price per share equal to 30% of the average trading price for the twenty business day period prior to date of conversion. The Note is secured, pursuant to a Security Agreement, by all of the Company's computer software programs. The terms of the note require repayment on demand, but in no event, earlier than July 9, 2003. The Company recorded accrued interest of $13,415 at December 31, 2002 related to the note.


NOTE E - EARNINGS PER SHARE
---------------------------

The Company uses SFAS #128 in accounting for basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. A reconciliation of shares used to compute earnings per share for the three and nine-month periods ended December 31, 2002 and 2001 are as follows:



                                     9 of 19

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


                              Three months ended          Nine months ended
                                  December 31               December 31
                               2002         2001          2002         2001

                           -----------  -----------  ------------ ------------

Weighted average common      7,039,939    3,123,040     5,751,491    2,726,676
shares Outstanding

Diluted stock options and            -            -             -            -
warrants based on treasury
stock method
                           -----------  -----------   ------------ -----------

Diluted shares               7,039,939    3,123,040     5,751,491    2,726,676
                           ===========  ===========   ============ ===========



NOTE F - REVERSE STOCK SPLIT
----------------------------

On October 31, 2002 the Company consummated a 1-for-5 reverse stock split of its outstanding common shares. The par value of the stock remained at $.001 per share. All references in these notes to the financial statements to common stock or average number of common shares outstanding reflect the value of common stock after the effects of the 1-for-5 reverse split.


NOTE G - SALES OF COMMON STOCK
------------------------------

On October 29, 2002, the Company issued 2,482,843 pre-split shares (496,570 post-split) of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants exercised in May and June 2002 in the aggregate amount of $425,000. GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

On December 20, 2002 the Company issued 1,088,890 pre-split shares of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants exercised in June and July 2002 in the aggregate amount of $245,000. The Company should have issued 217,778 post-split shares and has requested that GAC return 871,112 shares to the Company. No adjustment has been made pending return of the shares. GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

On November 6, 2002, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") and a Registration Rights Agreement ("Rights Agreement") with certain accredited investors to be named by Manhattan Capital Partners,



                                    10 of 19

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


LLC, a venture capital limited liability company. Under the Purchase Agreement, the Company has agreed to sell $310,000 of its common stock, as amended, at a purchase price based upon the lower of (i) $0.10 per share, or (ii) the average price per share between the "bid" and "ask" price on the Over-the-Counter Bulletin Board at the close of business for the five (5) business days preceding the closing date. The offer closed and 3,100,000 post-split shares were issued at a price of $0.10 per share.

Upon the sale of the Company's common stock to the investors, and in accordance with the Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") registering all of the common stock purchased by the investors.

Also, on November 6, 2002, and in connection with the Purchase and Rights Agreements with certain investors, the Company agreed to enter into a Consulting Agreement and Registration Rights Agreement with Manhattan Capital Partners, LLC ("Manhattan") upon the receipt by the Company of $310,000. In exchange for general business consulting services, the Company granted warrants to purchase an aggregate of 2,000,000 shares of its common stock at a price of $0.10 per share. The warrants expire five years after the date of grant. The Registration Rights Agreement requires the Company to file a registration statement with the

SEC, registering the underlying common stock of the warrants granted to Manhattan.


NOTE H -LICENSE AGREEMENT
-------------------------

Effective October 31 2002, the Company entered into a License Agreement with its principal shareholder, Global Alpha Corporation ("GAC") wherein GAC was granted an exclusive license to the Company's software and systems commonly referred to as the "IC3D Framework" (the "System). The System encompasses substantially all of the Company's software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the Agreement, GAC will pay to the Company a license fee of ten percent of the revenue generated from the sale or use of the System up to $1,000,000, nine percent up to $2,000,000, eight percent up to $3,000,000 and, thereafter, seven percent of the revenue generated. A minimum, annual license fee of $25,000 for the year ending December 31, 2002 and December 31, 2003 must be paid to maintain the exclusive license. At December 31, 2002 the annual license fee of $25,000 had not been paid and the Company is discussing with GAC setting off the license fee against the short term debt of $435,000 owed by the Company to GAC.







                                    11 of 19

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE I -OPERATING EXPENSES OF THE COMPANY
-----------------------------------------

On October 31, 2002, the Company terminated all but one of its employees; and except for a license agreement, it ceased all of its prior operating activities. The licensee, Global Alpha Corporation ("GAC") now pays all software related and overhead expenses including rent, telephone, etc. The Company continues to pay professional fees and expenses related to administration of a public company. The Company's principal activities will be directed to reducing its liabilities and to seeking possible acquisitions.


NOTE J -SUBSEQUENT EVENTS
-------------------------

On January 23, 2003 the Company paid $203,950 to the Internal Revenue Service in settlement of its prior payroll tax liabilities. The Company is currently negotiating with the Internal Revenue Service for reduction or abatement of penalties associated with the arrear payroll taxes. Until the actual amount of the liability for possible penalties or additional taxes can be ascertained, a contingent liability has not been established.

On January 30, 2003 the Company established a Trust for the Benefit of Creditors in the amount of $40,000 and segregated these funds from the general funds of the Company. The Company intends to use these funds to settle liabilities of the Company.

























                                    12 of 19

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

On October 31, 2002, the Company terminated all but one of its employees; and except for its license agreement, it ceased all of its prior operating activities. Its principal activities will be directed to reducing its liabilities and seeking possible acquisitions.





                                    13 of 19

On November 6, 2002, we entered into several agreements with Manhattan Capital Partners, LLC wherein we sold $310,000 of our common stock and granted up to 2,000,000 warrants to purchase our common stock at a price of $0.10 per share. Upon the successful closing of the sale of our securities, we commenced to resolve all of our outstanding liabilities, including federal and state payroll taxes. In addition, we have been negotiating with our principal shareholder and licensee, GAC, for the sale to GAC of substantially all of our technology, including software and systems, in exchange for the cancellation of all debt owed to GAC in the amount of approximately $435,000 as of December 31, 2002.

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

RESULTS OF OPERATIONS

The nine month period ended December 31, 2002 versus December 31, 2001

Net Sales. Net sales for the nine-month periods ended December 31, 2002 and 2001 were $64,538 and $0. Net sales for the three-month periods ended December 31, 2002 and 2001 were $12,827 and $0, respectively. The company is in a state of transition and net sales are representative of initial attempts to market software and fees for services rendered.

Cost of Sales. Cost of sales for the nine-month periods ended December 31, 2002 and 2001 were $47,058 and $0. Cost of sales for the three month periods ended December 31, 2002 and 2001 were $0 and $0, respectively. These costs primarily related to salaries and wages expenses related to software products sold and services rendered.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $757,424 or 88% in the three-month period ended December 31, 2002 compared to the comparable three-month period in the prior fiscal year. This decrease was the result of decreased staffing levels and a general shutdown of operations. On October 31, 2002, the Company terminated all but one of its employees; and except for its license agreement, it ceased all of its prior operating activities. Its principal activities will be directed




                                    14 of 19
to reducing its liabilities and seeking possible acquisitions. Selling, general and administrative expenses decreased $192,757 for the entire nine-month period ended December 31, 2002 compared to the comparable nine-month period in the prior fiscal year. Until October 31, 2002 the Company continued to grow operations and develop the OneView software products for market launch.

Interest Expense. Interest expense was $13,415 for the three month and nine month periods ended December 31, 2002 related to the 11.5% loan from GAC, the Company's major shareholder. No interest was recorded in the prior three month or in the prior nine-month periods ended December 31, 2001.

Liquidity and Capital Resources. The Company is experiencing continuing liquidity problems due to a lack of revenues and the absence of cash reserves. At December 31, 2002, the Company's unrestricted cash and cash equivalent balance of $293,734 was the result of equity investments made during the quarter ended December 31, 2002 and loans from the Company's major shareholder, GAC. The majority of that cash will be used to settle liabilities fore payroll taxes and to settle general liabilities of the Company. The Company had negative working capital of $875,413 at December 31, 2002, compared to negative working capital of $457,313 at March 31, 2002. The increase in negative working capital was due primarily to the continued operating losses the Company sustained. The Company continues to have difficulty in meeting all of its obligations which are past due. The Company owes approximately $240,000 in payroll taxes at December 31, 2002 to both the State and Federal government and may not have sufficient capital to pay all of the liabilities of the Company.. The lack of sufficient working capital which restricted the Company's ability to market its OneView products and to expand its revenue base led to its licensing substantially all of its technology to its principal shareholder, GAC, in October 2002.

The Company's operating activities used cash of $1,243,687 during the nine months ended December 31, 2002 resulting primarily from the operating loss incurred during the nine month period and the costs associated with the development and commercial introduction of the its commercial software products.

On October 31, 2002, the Company terminated all but one of its employees; and except for a license agreement, it ceased all of its prior operating activities. Its principal activities will be directed to reducing its liabilities and seeking possible acquisitions.

The only foreseeable cash requirements during the next twelve months will be related to reducing the Company's liabilities, maintaining its corporate status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing business ventures and opportunities.

On November 6, 2002, the Company entered into an agreement to raise $310,000 from the sale of its common stock. The proceeds should allow the Company to continue. If additional funds are required, it is anticipated that management will seek additional equity capital or loans. There is no assurance that the Company will be able to raise or borrow additional capital or that the terms and conditions relating to the acquisition of such new capital will be favorable to the Company.

The Company's  financing  activities  provided an additional  amount of $110,000


                                    15 of 19
during the quarter ended December 31, 2002. The funding came as a loan from its main investor, Global Alpha.

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


                           Part II. OTHER INFORMATION
                           --------------------------

Item 2. Changes in Securities and Use of Proceeds.

On October 29, 2002, the Company issued 2,482,843 pre-split shares (496,570 post-split) of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants exercised in May and June 2002 in the aggregate amount of $425,000. GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

On December 20, 2002 the Company issued 1,088,890 pre-split shares of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants exercised in June and July 2002 in the aggregate amount of $245,000. The Company should have issued 217,778 post-split shares and has requested that GAC return 871,112 shares to the Company. No adjustment has been made pending return of the shares. GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

On November 6, 2002, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") and a Registration Rights Agreement ("Rights Agreement") with certain accredited investors to be named by Manhattan Capital Partners, LLC, a venture capital limited liability company. Under the Purchase Agreement, the Company has agreed to sell $310,000 of its common stock, as amended, at a purchase price based upon the lower of (i) $0.10 per share, or (ii) the average price per share between the "bid" and "ask" price on the Over-the-Counter Bulletin Board at the close of business for the five (5) business days preceding the closing date. The offer closed and 3,100,000 post-split shares were issued at a price of $0.10 per share.

Upon the sale of the Company's common stock to the investors, and in accordance with the Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") registering all of the common stock purchased by the investors.

Also, on November 6, 2002, and in connection with the Purchase and Rights Agreements with certain investors, the Company agreed to enter into a Consulting Agreement and Registration Rights Agreement with Manhattan Capital Partners, LLC ("Manhattan") upon the receipt by the Company of $310,000. In exchange for general business consulting services, the Company granted warrants to purchase an aggregate of 2,000,000 shares of its common stock at a price of $0.10 per share. The warrants expire five years after the date of grant. The Registration Rights Agreement requires the Company to file a registration statement with the SEC, registering the underlying common stock of the warrants granted to Manhattan.

                                    16 of 19

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


Item 5. Other Information.

On November 6, 2002, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") and a Registration Rights Agreement ("Rights Agreement") with certain accredited investors to be named by Manhattan Capital Partners, LLC, a venture capital limited liability company. Under the Purchase Agreement, the Company has sold $310,000 of its common stock at a purchase price based upon the lower of (i) $0.10 per share, or (ii) the average price per share between the "bid" and "ask" price on the Over-the-Counter Bulletin Board at the close of business for the five (5) business days preceding the closing date. The offer closed and 3,100,000 post-split shares were issued at a price of $0.10 per share.


Upon the sale of the Company's common stock to the investors, and in accordance with the Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") registering all of the common stock purchased by the investors.


























                                    17 of 19

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.18 Securities Purchase Agreement entered into between the Company and certain investors to be named by Manhattan Capital Partners, LLC dated November 6, 2002. (1)

10.19 Registration Rights Agreement entered into between the Company and certain investors to be named by Manhattan Capital Partners, LLC dated November 6, 2002. (1)

10.20 Consulting Agreement to be entered into between the Company and Manhattan Capital Partners, LLC upon the receipt of the Company of $310,000 pursuant to a Securities Purchase Agreement (Exhibit 10.18 above). (1)

10.21 Registration Rights Agreement to be entered into between the Company and Manhattan Capital Partners, LLC upon the signing of the Consulting Agreement (Exhibit 10.20 above). (1)

10.22 License Agreement entered into between the Company and Global Alpha Corporation. (1)

10.23 Restated Multiple Advance Convertible Promissory Note entered into by the Company and Global Alpha Corporation, Dated July 9, 2002. (1)

10.24 Security Agreement entered into between the Company and Global Alpha Corporation, dated July 9, 2002. (1)

99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------
(1) Exhibits previously filed with Form 10-Q for the period ended September 30, 2002.






(b) Reports on Form 8-K:

         None





                                    18 of 19

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.


                                       Alpha Virtual, Inc.
                                       Registrant





Date: February 14, 2003                By: /s/ Saif Mansour
      -----------------                ---------------------------------------
                                        Saif Mansour
                                        President



































                                    19 of 19