Form 10KSB
period 2003-03-31
ALPHA VIRTUAL INC/CA/
filed 2003-07-15
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

/x/ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                    For the fiscal year ended March 31, 2003

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


     10345 West Olympic Boulevard, Suite 102, Los Angeles, California 90064
                                  310-432-6200

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

State Issuer's revenues for its most recent fiscal year: $135,106.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 15, 2003 $33,200,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2003 there are 5,775,114 shares outstanding adjusted for a 1:7 reverse split which occurred in April, 2003 and the acquisition of Esstec, Inc. which occurred in May, 2003.

Documents Incorporated by Reference:  None

                                     PART I
ITEM 1. BUSINESS

Overview

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

In October 2002, we licensed substantially all of our proprietary software and systems to our principal shareholder, Global Alpha Corporation ("GAC"). Effective October 31 2002, the Company entered into a License Agreement with its principal shareholder, Global Alpha Corporation ("GAC") wherein GAC was granted an exclusive license to the Company's software and systems commonly referred to as the "IC3D Framework" (the "System). The System encompasses substantially all of the Company's software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the Agreement, GAC will pay to the Company a license fee of ten percent of the revenue generated from the sale or use of the System up to $1,000,000, nine percent up to $2,000,000, eight percent up to $3,000,000 and, thereafter, seven percent of the revenue generated. A minimum, annual license fee of $25,000 for the year ending December 31, 2002 and December 31, 2003 must be paid to maintain the exclusive license. Global Alpha Corporation has paid for the continued development of the IC3D system through June 30, 2003.

On October 31, 2002, the Company terminated all but one of its employees; and except for its license agreement (above) it ceased all of its prior operating activities. Its principal activities will be directed to reducing its liabilities and seeking possible acquisitions. Our company's corporate name was changed from Perceptronics, Inc. to Alpha Virtual, Inc. on October 12, 2001, and remains a Delaware corporation. Our Common Stock trades on the Over-the-Counter-Bulletin Board under the symbol "AVRT."

In view of the above, our activities have been reduced to paying our liabilities and to seeking business combinations. Our objective has been to acquire operating companies that have experienced management and the potential for profitable growth in exchange for our securities. Such transactions may result in a change in control of the Company

Acquisition of Esstec

On April 28, 2003, Alpha Virtual, Inc. and EssTec, Inc., a privately-held Nevada corporation, entered into an Agreement and Plan of Merger. In accordance with the Merger, on May 8, 2003, the Registrant, through its wholly-owned subsidiary, Alpha Acquisition Corporation, a Nevada corporation, acquired EssTec in exchange for 4,276,162 shares of the Registrant's Common Stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

The stockholders of EssTec (aggregating approximately 100) now own approximately 74% of the Registrant's common stock outstanding as of May 8, 2003 (excluding any additional shares issuable upon outstanding options, warrants and other securities convertible into our common stock).

Letter of Intent to Acquire Veridicom

On July 10th, 2003, Alpha Virtual, Inc. announced that it has entered into a binding Letter of Intent to acquire all key assets of Veridicom, Inc. for a combination of cash and shares of common stock. The closing of the transaction is anticipated within the next 30 days and subject to a definitive asset purchase agreement. The asset purchase will include the purchase of all of Veridicom's intellectual property, patents and patent applications, methodology, and other key technologies. Under the terms of the asset purchase, Veridicom, Inc. will retain certain licensing rights to use the technology.

Veridicom designs, manufactures and distributes the FPS200 digital silicon fingerprint sensor and matching fingerprint algorithms, used by PC OEMs and other makers of personal security devices. Veridicom also provides sensors to a variety of hardware PC peripherals engineered to protect information accessed on a PC or remotely through a network. Based on security and biometric standards, these devices include USB peripherals, PCMCIA cards and smart-card readers. Veridicom also provides (SDK Software Development Kits) and application software that complements its authentication devices, enabling a complete personal security solution.

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

The Perceptronics division was headed by founders Dr. Amos Freedy and Dr. Gershon Weltman, who, from 1970 to 2001, conducted over $250 million in R&D projects focused on the areas of intelligent systems, human performance analysis and modeling, decision aiding and decision support, man-machine communications, and simulation and training for a variety of U.S. Government agencies and commercial companies. From its very beginnings as an offshoot of the UCLA Biotechnology Laboratory, the underlying theme of Perceptronics' work has been to enable the process of learning and collaboration via computers and networks. Our first product was based on our research into human/machine interactivity for the military. It was a tabletop tank gunnery trainer that provided the military a 97 percent savings over traditional training methods. Based on that success, Perceptronics was awarded a contract to co-develop what is known today as SimNet (Simulator Network) - a virtual reality training system that was one of the first virtual reality environments. Over the years, Perceptronics' R&D results have made and continue to make major contributions to networked virtual simulation, artificial intelligence, real-time, synchronous collaboration, real-time decision support, adaptive process modeling, and cognitive collaboration. Its R&D innovations have provided a solid computer science foundation for Alpha Virtual's OneView products.

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

OneView's Hybrid P2P  Collaboration  Advantage
o Client/server  meets P2P in new Web applications.
o Unlike P2P file-sharing systems, OneView simultaneously enables peer-to-peer connections for collaboration and standard server-to-browser content delivery from Web site providers.
o OneView is easy to integrate into a Web site and is fully customizable.

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

Further, OneView delivers several important benefits never before seen in combination:

o Efficient, cost-effective use of existing content and software allow OneView capabilities to be added non-obtrusively to Web sites and applications.
o Streamlined communication directly between user machines maintains application responsiveness and delivers real-time interaction within the collaborative group
o Efficient Java-based coding and Run Time Infrastructure (RTI) components eliminate the need for special plug-ins or downloads.

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

R&D Services
------------
In the case of competitively bid defense contracts the Company's typical competitors for R&D and system development contracts have included SAIC, Litton, Lockheed Martin, and TRW. Competitors for training and command support products include Lockheed Martin, General Electric Company, ECC International, CAE, and such foreign companies as Wegmann, SAAB and Giravions Dorand. All of these companies have substantial financial, technological and marketing resources, which enables them to bid on larger contracts. There can be no assurance that the Company will be able to compete successfully in the future.

Strategic Partnering and Teaming Agreements

In the area of Internet products and services, the Company intends to minimize investment risk by entering into a series of business alliances with established suppliers of Internet tools and content and with major and/or leading edge developers of Internet Web sites. Utilizing such alliances will allow the Company to minimize the amount of capital investment required to enter into the market, and would help bring new know-how into the Company. The Company has already established and is actively exploring alliances with companies involved with online games and entertainment, e-commerce, education and communications, as well as developers and suppliers of tools for multi- media experiences on the Internet.


Description of the Business of EssTec,Inc.

EssTec was incorporated on February 11, 2000 as a wholly-owned subsidiary of Converge Global, Inc., with separate operations, employees, facilities and management. EssTec was incorporated in the state of Nevada as "Essential Tech, Inc.". Essential Tech (Pvt.) Ltd, a 98%-owned sister subsidiary of Converge based in Pakistan, became its direct subsidiary in February 2000. Essential Tech (Pvt.) Ltd was incorporated in August 1999 to take advantage of the benefits offered by the Pakistan labor force, but prior to February 2000, it had not commenced operations and there had been no material activity in the company. 80% of its software development is conducted through EssTec's subsidiary in Pakistan. The remaining 20% of development, and 100% of its sales and marketing, are conducted directly through its US office.

On October 6, 2000, EssTec changed its name to EssTec, Inc. In December 2000, both Converge and EssTec executed a debt conversion agreement, in which Converge agreed to settle an outstanding debt to EssTec in the amount of $800,000 for services performed, in exchange for which EssTec received 255,782 shares of common stock, which was subsequently cancelled. Converge then distributed all of its remaining shares of EssTec's common stock to a number of outstanding debtholders of Converge, retaining no interest in EssTec. EssTec does not have any current relationship with Converge.

Through the year ended December 31, 2001, EssTec conducted business exclusively as a technology consulting service, providing general software development services for businesses, and focusing on the development of wireless applications for mobile devices such as mobile phones, personal digital assistants and handheld computers to streamline the business operations of our clients. Commencing in 2002, EssTec refocused its business to a mix of consulting services and product-based technology development, focusing on the creation of proprietary software platforms. All of EssTec's product development work for both its proprietary applications and its consulting clients is conducted through its off-shore development center in Lahore, Pakistan. EssTec uses this center to employ skilled software developers and technicians who are proficient in the major programming languages, but at substantially lower cost than an on-shore competitor would have to pay for a similar level of skilled labor. EssTec U.S. operations consist primarily of management and project managers, who serve as liaisons between EssTec's clients and its developers and technicians in Pakistan.

While EssTec still maintains its wireless and project consulting business, EssTec has also begun research and development on several different proprietary applications and products that EssTec believes will experience market demand in several industry segments. EssTec intends to focus on mobile technologies that complement its existing suite of products, and anticipates both developing these technologies as well as acquiring companies with technologies that complement EssTec's and are financially advantageous.


Product Development

         EssFlow

In 2001, following the downturn in the economy, and particularly the technology sector, EssTec decided to shift its business focus from consulting to product development. The sale of consulting services is generally considered a far less scalable and profitable enterprise than sales of products. EssTec then determined that it would be in its best interests to develop specific technologies based on its consulting knowledge and experience, which EssTec could then use to move into direct product sales. With this in mind, EssTec started working on the development of a software platform that can then be customized for each client's needs. This platform was named EssFlow Systems.

EssFlow Systems can be modified based on client and industry needs. The first suite of products based on EssFlow Systems was completed in April 2002. The particular benefit of EssTec's technology is that it allows individuals who are not organized under one company structure to share and collaborate on the same information. If all participants were under the same company structure, the issue of a central database could be handled internally by a company intranet. However, many projects require individuals from various companies to interact with and manipulate the same information from one database, which becomes complicated and complex without a central intranet. EssFlow endeavors to resolve this issue by allowing outside collaborators to have the same access to information as internal intranet users. EssFlow allows outsiders in.

The EssFlow platform essentially consists of the following components:

   o A complex registration system registering permitted users and levels of access,

   o An information sharing system which allows work product to be shared among registered users,

   o A scheduling system to provide both communal and individual calendaring of work and meetings,

   o   A  billing  system which allows all registered  users to be put into  one
       system,  either  manually  or automatically,  and provide access   to the
       billing lists to all registered users, and

   o A collection system notifying registered users of outstanding collectable bills due by other registered users, and automatically submitting letters of notice, or other desired responses, as set up by the billing party.

Application and usage of EssFlow System's functions would differ from industry to industry, and company to company. This necessitates development of product suites specific to different industries. EssTec customizes the registration, information, scheduling, billing, and collection systems to meet these different needs. EssTec has found, however, that industries tend to require specific customizations of these systems, which EssTec can further modify according to a specific client's needs. EssTec decided to initially concentrate on two industries, namely the healthcare and entertainment industries.


         MedFlow

MedFlow is EssTec's suite of products targeted for the healthcare industry. The entire suite is completed using the EssFlow Systems. The MedFlow system is designed to replace the traditional paper-based communication and filing systems endemic to the health care industry with an electronic system, allowing health care providers, insurance representatives, hospital or clinic agents and billing services to electronically integrate communications, files and billing into one secure location accessible via the Internet. MedFlow has an easily navigated user interface, which permits individuals with only a minimal amount of technical skill to use the product. As the needs of each MedFlow client grows, the system is scalable, in that new features can be added or modified, preventing costly system replacements.

On December 2, 2001, EssTec was retained by Crescent Diagnostic Medical Group, a related party, to develop a customized version of MedFlow, targeted towards the worker compensation industry. The President and Medical Director of Crescent Diagnostic, Dr. Sana Khan, is also a director of EssTec. This agreement expired in April 2002. On July 15, 2002, EssTec entered into a two-month agreement with Crescent Diagnostics to enhance the system EssTec developed for Crescent, for which EssTec was paid an additional $28,000. EssTec has not experienced any significant adverse consequences as a result of its completion of these agreements, and does not anticipate experiencing any such consequence.

On November 15, 2002, EssTec was retained by Medflow Solutions, Inc., a related party, to customize Medflow product as per their needs. The Director of Medflow Solutions, Inc., Mr. Abdul L. Saquib, is also an officer of EssTec. The agreement expired in February 2003 but was extended through December 2003.


         EnterFlow

EssTec is also pursuing an EnterFlow platform based on the EssFlow Systems for the entertainment industry. EssTec has entered into agreements in principle to develop three niche products in the EnterFlow platform.


Film and Television Industry and Production
This industry typically involves a number of different departments and personnel working from different locations to produce a film or television project. EssTec's product is intended to permit all of the individuals involved in the production access to the project through a user-friendly interface via the Internet and/ or a wireless personal digital assistant, each of which is password-protected. EssTec's system is intended to also allow each producer to access multiple different production projects within the system with a single mouse click. EnterFlow is designed to store and access all aspects of the production project, including budgets, scripts, and digital pictures for casting, streaming dailies (footage of film shot on any particular day) and information from web cameras deployed on the project set.

EssTec intends to market its EnterFlow product to clients in the entertainment industry, ranging from independent producers and studios to large studios and networks that want to monitor entire production slates and keep an online archive of easily referenced materials.


Recording Industry and Production
EssTec also intends to market its EnterFlow product to the recording industry, particularly record companies and individual record producers. This industry is similar to the film and television industry in that it involves multiple parties and departments for record production. EnterFlow is intended to enable users in the industry in the various stages of pre-production (including rehearsal), track selection, producer selection, studio selection, and session musician and equipment hire to access information regarding budget updates, scheduling, travel, equipment hire, rough mixes, and other creative and administrative elements which are continuously updated in real time.


Post-Production and Distribution Industry
EssTec intends to market its EnterFlow product to a third segment of the entertainment industry, the post-production and distribution aspect of the industry. Once a recording project is delivered to a record company, a myriad of departments get involved in taking the finished product to market. This includes manufacturing, promotion, domestic and international marketing and promotion, and may require additional editing including the addition or revision of musical tracks or remixing of existing tracks. Each of these processes must be coordinated between the record company, the artist, the producer, and various attorneys, managers, publishers, merchandisers and touring personnel. EssTec's product intended to be further developed to address the needs of the record companies to manage the progress and workflow of completed.

Consulting Services
EssTec intends to continue to provide its consulting services to small- and mid-size companies both domestically and internationally. EssTec's general consulting services, which previously generated 100% of its revenues, consist of identification and resolution of the company's information technology needs.

As a result of EssTec's new business focus, EssTec also provides consulting services to its software customers. EssTec's EssFlow product is not an "off-the-shelf" product which is simply purchased in a store and installed in a company's system. The EssFlow suite of products provide general templates for an industry, and EssTec uses its consulting services to customize the product purchased for both the industry needs of the client, as well as the specific needs of the company.


Acquisition Strategy
In addition to EssTec's consulting work and developing its proprietary applications and products, EssTec may acquire businesses with technologies that complement its existing suite of products or technologies. EssTec's ideal targets would share its target client base, which EssTec believes may reduce its costs of business development costs. EssTec may also seek out companies with technologies in an advanced state of development, which it believes may mitigate its research and development costs, as well as its time to market.

EssTec intends to focus any acquisitions to maximize its off-shore development model to acquire target companies that have viable products, but are not yet profitable. EssTec believes it may be able to purchase these "revenue generating, money losing" operations in the information technology industry at currently depressed valuations. EssTec then would restructure these companies into profitable enterprises primarily by supplementing the acquired company's development team with cost-effective, skilled basic programming teams. EssTec believes this may substantially reduce the cost of development, which would provide a stream of revenue. EssTec intends to fund any acquisitions with either cash, stock or a combination of both, as EssTec deems appropriate at the time.


International Expansion
EssTec also believes that an opportunity for growth exists in a number of regions outside the US which other companies have abandoned or withdrawn from due to perceived conditions of high competition and over-saturation. To this end, EssTec has begun its international expansion in the United Arab Emirates ("UAE").

EssTec has decided to begin its Middle Eastern focus in the UAE for several reasons. EssTec believes that the support of the governments of Dubai and the UAE have created an environment which promotes and encourages the development of technology and technology-related industries. EssTec believes that its proximity to Pakistan will allow it to more effectively manage its development resources in the region. Finally, EssTec believes that it has a number of relationships and contacts within this region that make it most logical for it to market its products and services to this region, and to begin EssTec's international expansion with the UAE.

Marketing And Distribution
EssTec's MedFlow product has been marketed in the United States, and EssTec intends to market it in the future in the Middle East and Europe. EssTec does not have any current marketing arrangements for this product in these regions currently.

EssTec's EnterFlow product is not currently being marketed, but hopes to launch it within the next fiscal year in the United States and Europe. EssTec does not have any current marketing arrangements for this product. Any additional products EssTec develops from its EssFlow technology will be marketed based on the region or regions which EssTec predicts will have the highest usage of its product.

EssTec's consulting services are generally paired with its product sales, and provided as a means of customizing a product for a niche market or business, rather than as an independent service.

EssTec does not maintain a specific system or contractual relationship with any other entity to engage in mass or systematic distribution of its products, as each individual purchaser will require its customization of the product to their particular business.


Competition
The software consulting and product development industries are very competitive. The consulting industry is characterized by several large companies, including IBM and CSC, as well as a large number of small companies serving niche markets. The product development industry is characterized primarily by a few very large companies, such as Sun Microsystems and Microsoft, with a large number of small companies serving niche markets. Although there are several competitors offering various segments of EssTec's overall approach, to the best of its knowledge, no single company exists that is providing all of the individual facets of EssTec's business plan and strategy. The following table summarizes the positions of EssTec's chief competitors. The check marks indicate competing industries.

-------------------- ------------- -------- ------- --------
                     COLLABORATIVE  MOBILE
                       WORKFLOW    SERVICES
   COMPANY NAME        PRODUCT      FOCUS   PORTALS OFFSHORE
-------------------- ------------- -------- ------- --------
EssTec                    X           X        X       X
-------------------- ------------- -------- ------- --------
Action Technologies,
Inc                       X                    X
-------------------- ------------- -------- ------- --------
e-flexx                   X                    X
-------------------- ------------- -------- ------- --------
CDIT                      X                    X
-------------------- ------------- -------- ------- --------
Itouch                                X
-------------------- ------------- -------- ------- --------
MobileWay                             X
-------------------- ------------- -------- ------- --------

Due to the changing nature and size of the software consulting business, EssTec believes that neither it nor any of its chief competitors has a significant market share with respect to the software products and services development industry.

EssTec's primary method of competing in this arena is its ability to provide technology development services and consulting through an off-shore facility which it believes has a cheaper cost of labor then its major competitors.


Customers And Suppliers
As of December 31, 2001, 83% of EssTec's revenues have been generated by two customers, International Wireless and Control Systems, Inc. and Physicians Mobile Medical Group, Inc. As of December 31, 2002, Crescent Diagnostic Medical Group, a related party, accounted for approximately 22% of EssTec's revenues, Medflow Solutions, Inc., a related party, accounted for approximately 20% of its revenues, and 1st Step, Inc., a related party, accounted for approximately 10% of its revenues. Mr. Shaun Edwardes, EssTec's former Chief Executive Officer, is a director of 1st Step, and Mr. Bill Cheung, a director, also serves as Chief Executive Officer and a director to 1st Step. The remaining 48% of its revenues were generated by nine non-affiliated parties, of which one customer, Doctor's Business Services, accounted for approximately 10% of revenues EssTec does not have any other customers generating over 10% as of December 31, 2002, and none of its other customers are affiliates. EssTec does not rely on any supplier for a material amount of its raw materials, and EssTec purchases all supplies at fair market prices.


Intellectual Property
Although each of EssTec's subsidiaries produces proprietary software and wireless technology and applications, due to the high cost of patent applications and enforcement, as well as the ease with which other technology companies can avoid patent enforcement, all of EssTec's companies have elected not to apply for patent protection. Should the nature of the industry change such that it becomes financially and operationally advisable for EssTec to pursue patent protection and enforcement, EssTec may reconsider this business decision.


Research And Development
EssTec has conducted most of its research and development on behalf of customers that have paid for its services. In addition to any research and development that has been done at the expense of its customers, EssTec spent zero in fiscal 2000, $65,975 in 2001, and $99,570 for the nine month period ended September 30, 2002 on research and development activities, predominantly for the development of its EssFlow System. EssTec has spent $165,545 on research and development in the past two fiscal years, 51% of which has been borne by its customers.


Facilities And Equipment
EssTec's headquarters are located in a facility in Bellflower, California. EssTec has been permitted to use these premises rent-free for the duration of its contract with Crescent Diagnostics, which expired in October 2002. The contract has since expired, but Crescent has verbally agreed to permit EssTec to remain in its present facility on present terms indefinitely. EssTec also leases a 2500 square foot office space in Lahore, Pakistan. The lease on this facility is for a term through July 31, 2002, but has been extended until July 31, 2003. The rental payment is approximately $460 per month. EssTec believes that it will be able to extend the lease terms or find alternative space without incurring a material cost.


Employees
As of the date of this report, EssTec has a total of 12 employees, all of which are full-time. Two employees work in its United States facility, and 10 work in its Pakistan facilities.

Employees

As of March 31, 2003, the Company had one employee.

ITEM 2. PROPERTIES

The Company's offices are located at 10345 W. Olympic Boulevard, Suite 102, Los Angeles, CA 90064. The Company terminated its lease of Suite 300 and moved into Suite 102 in August, 2002. Our rental agreement is on a month-to month basis and covers approximately 3,000 square feet at a basic monthly rent of $5,000, which has been paid by Global Alpha Corporation through June 30, 2003. The current space is adequate for the company's requirements.

The Company has no significant investments or interests in real estate, real estate mortgages, or securities of or interests in entities primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

On March 28, 2003 Alpha Virtual, Inc. and Global Alpha Corporation, one of the company's main shareholders filed a lawsuit in Superior Court against Dan Mapes, a former CEO of Alpha Virtual, Inc. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming that Mapes did not devote his efforts to Alpha Virtual's product development and market strategies or maximize the profit of the business. An amount of damages has not been determined and the outcome of this lawsuit cannot be determined at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2002, a majority of the Company's shareholders approved a one-for-five reverse stock split. After required filings with the Securities and Exchange Commission and notice to all shareholders of the Company, the one-for-five reverse stock split became effective on October 31, 2002. In connection with the reverse stock split, the Company's common stock traded under the trading symbol: "AVUL."

On April 14, 2003, a majority of the Company's shareholders approved a one-for-seven reverse stock split. After required filings with the Securities and Exchange Commission and notice to all shareholders of the Company, the one-for-seven reverse stock split became effective on April 14, 2003. In connection with the reverse stock split, the Company's common stock now trades under the new trading symbol: "AVRT."

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the over the counter (OTC) Bulletin Board under the symbol "AVRT". The following table sets forth the high and low prices for the Common Stock as reported by the NASDAQ Bulletin Board, for the three-month periods listed. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. The quotations below are actual, as reported, for the respective three month periods listed and have not been adjusted for either of the 1:5 or 1:7 reverse stock splits which took place in November, 2002 and April, 2003.


Fiscal Year 2001                High       Low

June 30, 2000                 $   1.34   $   0.69
September 30, 2000                0.78       0.32
December 31, 2000                 0.47       0.13
March 31, 2001                    0.30       0.14

Fiscal Year 2002                High       Low

June 30, 2001                 $   0.23   $   0.23
September 30, 2001                0.16       0.15
December 31, 2001                 0.36       0.30
March 31, 2002                    0.15       0.15

Fiscal Year 2003                High       Low

June 30, 2002                 $   0.10   $   0.10
September 30, 2002                0.07       0.01
December 31, 2002                 0.40       0.01
March 31, 2003                    0.47       0.17


As of March 31, 2003, the Company had approximately 325 shareholders of record of its Common Stock.

We have never paid dividends and we do not expect to declare or pay any dividends in the foreseeable future.


Sales of Unregistered Securities

Global Alpha Corporation

On April 5, 2001 we entered into a Securities Purchase Agreement with Global Alpha Corporation, a British Virgin Islands company ("Global Alpha"), wherein the Company agreed to sell up to 14,616,444(pre the two reverse splits) shares of its common stock to Global Alpha for total purchase price of $3,226,200. In fiscal 2002, we received $2,400,000 of the purchase price, and the balance had been received as of June 30, 2002.

In accordance with the Agreement, the shares are being purchased, at the option of Global Alpha, over a six-month period. The first installment of $100,000 was paid on April 6, 2001 for 500,000 shares. Subsequent installments of $100,000; $150,000 and $150,000 were paid on May 5, June 5, and July 3, 2001 for 500,000;
750,000; and 750,000 shares, respectively. Additional monthly installments increasing to $1,332,809 on August 3, 2001, and $1,393,391 on October 2, 2001,
were paid at the option of Global Alpha.

On August 3, 2001, the Securities Purchase Agreement with Global Alpha was amended to cancel the August 3, 2001 and October 2, 2001 installments and replace them with nine other stock purchase installments. Under the terms of this amendment, Global Alpha purchased in monthly installments, at their discretion, 12,116,442 shares of the Company's common stock for aggregate consideration of $2,726,000 as follows:

August 7, 2001 1,363,636 shares at an exercise price of $300,000 September 7, 2001 1,363,636 shares at an exercise price of $300,000 October 5, 2001 1,363,636 shares at an exercise price of $300,000 November 9, 2001 1,363,636 shares at an exercise price of $300,000 December 7, 2001 1,330,593 shares at an exercise price of $300,000 January 4, 2002 1,304,348 shares at an exercise price of $300,000 February 8, 2002 1,304,348 shares at an exercise price of $300,000 March 8, 2002 1,304,348 shares at an exercise price of $300,000 April 5, 2002 1,418,261 shares at an exercise price of $326,200 As of June 30, 2002, Global Alpha has purchased 14,616,444 (417,613 after the two reverse splits of common shares) shares of the Company's common stock as required by the Securities Purchase Agreement.

On October 29, 2002, the Company issued 2,482,843 pre-split shares (496,570 post- the 1:5 split of November 2002, 70939 after the reverse split of April,
2003) of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants exercised in May and June 2002 in the aggregate amount of $425,000. GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

On December 20, 2002 the Company issued 1,088,890 pre-split shares of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants exercised in June and July 2002 in the aggregate amount of $245,000. The Company should have issued 217,778(31,111 after the reverse split of April, 2003) post-split shares and has requested that GAC return 871,112 shares to the Company. No adjustment has been made pending return of the shares. As of March 31,2003 GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

Manhattan Capital Partners

On November 6, 2002, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") and a Registration Rights Agreement ("Rights Agreement") with certain accredited investors to be named by Manhattan Capital Partners, LLC, a venture capital limited liability company. Under the Purchase Agreement, the Company has agreed to sell $310,000 of its common stock, as amended, at a purchase price based upon the lower of (i) $0.10 per share, or (ii) the average price per share between the "bid" and "ask" price on the Over-the-Counter

Bulletin Board at the close of business for the five (5) business days preceding the closing date. The offer closed and 3,100,000 post-split shares(442,857 shares after the 1:7 reverse split of April, 2003) were issued at a price of $0.10 per share.

Upon the sale of the Company's common stock to the investors, and in accordance with the Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") registering all of the common stock purchased by the investors. To date, the registration statement has not been filed.

Also, on November 6, 2002, and in connection with the Purchase and Rights Agreements with certain investors, the Company agreed to enter into a Consulting Agreement and Registration Rights Agreement with Manhattan Capital Partners, LLC ("Manhattan") upon the receipt by the Company of $310,000. In exchange for general business consulting services, the Company granted warrants to purchase an aggregate of 2,000,000 shares of its common stock at a price of $0.10 per share. The warrants expire five years after the date of grant. The Registration Rights Agreement requires the Company to file a registration statement with the SEC, registering the underlying common stock of the warrants granted to Manhattan. To date, a registration statement has not been filed.


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

On October 31, 2002, the Company terminated all but one of its employees; and except for its license agreement, it ceased all of its prior operating activities. Its principal activities are directed to reducing its liabilities and seeking possible acquisitions. In view of the above, our activities were reduced to paying our liabilities and to seeking business combinations. Our objective is to acquire operating companies that have experienced management and the potential for profitable growth in exchange for our securities. Such transaction may result in a change in control of the Company.

Acquisition of Esstec,Inc.

On April 28, 2003, Alpha Virtual, Inc. (the "Registrant") and EssTec, Inc., a privately-held Nevada corporation, entered into an Agreement and Plan of Merger. In accordance with the Merger, on May 8, 2003, the Registrant, through its wholly-owned subsidiary, Alpha Acquisition Corporation, a Nevada corporation, acquired EssTec in exchange for 4,276,162 shares of the Registrant's Common Stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

The stockholders of EssTec (aggregating approximately 100) now own approximately 74% of the Registrant's common stock outstanding as of May 8, 2003 (excluding any additional shares issuable upon outstanding options, warrants and other securities convertible into our common stock).

Description of the Business of EssTec,Inc.

EssTec was incorporated on February 11, 2000 as a wholly-owned subsidiary of Converge Global, Inc., with separate operations, employees, facilities and management. EssTec was incorporated in the state of Nevada as "Essential Tech, Inc.". Essential Tech (Pvt.) Ltd, a 98%-owned sister subsidiary of Converge based in Pakistan, became its direct subsidiary in February 2000. Essential Tech (Pvt.) Ltd was incorporated in August 1999 to take advantage of the benefits offered by the Pakistan labor force, but prior to February 2000, it had not commenced operations and there had been no material activity in the company. 80% of its software development is conducted through EssTec's subsidiary in Pakistan. The remaining 20% of development, and 100% of its sales and marketing, are conducted directly through its US office.

On October 6, 2000, EssTec changed its name to EssTec, Inc. In December 2000, both Converge and EssTec executed a debt conversion agreement, in which Converge agreed to settle an outstanding debt to EssTec in the amount of $800,000 for services performed, in exchange for which EssTec received 255,782 shares of common stock, which was subsequently cancelled. Converge then distributed all of its remaining shares of EssTec's common stock to a number of outstanding debtholders of Converge, retaining no interest in EssTec. EssTec does not have any current relationship with Converge.

Through the year ended December 31, 2001, EssTec conducted business exclusively as a technology consulting service, providing general software development services for businesses, and focusing on the development of wireless applications for mobile devices such as mobile phones, personal digital assistants and handheld computers to streamline the business operations of our clients. Commencing in 2002, EssTec refocused its business to a mix of consulting services and product-based technology development, focusing on the creation of proprietary software platforms. All of EssTec's product development work for both its proprietary applications and its consulting clients is conducted through its off-shore development center in Lahore, Pakistan. EssTec uses this center to employ skilled software developers and technicians who are proficient in the major programming languages, but at substantially lower cost than an on-shore competitor would have to pay for a similar level of skilled labor. EssTec U.S. operations consist primarily of management and project managers, who serve as liaisons between EssTec's clients and its developers and technicians in Pakistan.

While EssTec still maintains its wireless and project consulting business, EssTec has also begun research and development on several different proprietary applications and products that EssTec believes will experience market demand in several industry segments. EssTec intends to focus on mobile technologies that complement its existing suite of products, and anticipates both developing these technologies as well as acquiring companies with technologies that complement EssTec's and are financially advantageous.

Letter of Intent to Acquire Veridicom

On July 10th, 2003, Alpha Virtual, Inc. announced that it has entered into a binding Letter of Intent to acquire all key assets of Veridicom, Inc. for a combination of cash and shares of common stock. The closing of the transaction is anticipated within the next 30 days and subject to a definitive asset purchase agreement. The asset purchase will include the purchase of all of Veridicom's intellectual property, patents and patent applications, methodology, and other key technologies. Under the terms of the asset purchase, Veridicom, Inc. will retain certain licensing rights to use the technology.

Veridicom designs, manufactures and distributes the FPS200 digital silicon fingerprint sensor and matching fingerprint algorithms, used by PC OEMs and other makers of personal security devices. Veridicom also provides sensors to a variety of hardware PC peripherals engineered to protect information accessed on a PC or remotely through a network. Based on security and biometric standards, these devices include USB peripherals, PCMCIA cards and smart-card readers. Veridicom also provides (SDK Software Development Kits) and application software that complements its authentication devices, enabling a complete personal security solution.

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


Results of Operations

Our business activities in fiscal 2003 have been primarily focused on the completion of the OneView product suite and marketing activities associated with its commercial introduction. In October 2002, we licensed substantially all of our proprietary software and systems to our principal shareholder, Global Alpha Corporation ("GAC"). On October 31, 2002, the Company terminated all but one of its employees; and except for its license agreement (above) it ceased all of its prior operating activities. Its principal activities will be directed to reducing its liabilities and seeking possible acquisitions.

Net Sales. Net sales for the fiscal year 2003 of $135,106 increased by $85,864 compared to fiscal 2002 due to anticipated royalty revenue from the sale of the PGTS training system to Eidetics, Inc. Nominal other revenues came from consulting services.

Cost of Sales. Cost of sales for fiscal 2003 is based on the cost of providing consulting services and certain costs of field testing the OneView software.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $569,430 in fiscal 2003 compared to fiscal 2002. On October 31, 2002, the Company terminated all but one of its employees; and except for its license agreement (above) it ceased all of its prior operating activities. Its principal activities have been directed to reducing its liabilities and seeking possible acquisitions. The major components of the decrease were a decrease in salaries ($618,464) and website expenses ($98,127) offset by an increase in legal and professional fees ($92,007).

Interest Expense. Interest expense increased in fiscal 2003 to $30,685 from $1,678 in fiscal 2002 due to the accrued interest on the $435,000 multiple advance convertible note with Global Alpha Corporation.

Liquidity and Capital Resources

The Company has experienced continuing liquidity problems due to a lack of revenues and the absence of cash reserves. At March 31, 2003, the Company's unrestricted cash and cash equivalent balance of $39,327 was the result of equity investments made during the third quarter of fiscal 2003. The Company had negative working capital of $892,653 at March 31, 2003 and $457,313 at March 31, 2002. The increase in negative working capital was due primarily to the continued operating losses the Company sustained .The Company continues to have difficulty in meeting all of its obligations as they come due. In addition, the Company paid approximately $203,000 of payroll taxes in the last quarter of fiscal 2003 and may not have sufficient capital to pay payroll taxes of $108,512 still owed at the end of fiscal 2003. The lack of sufficient working capital continues to restrict the Company's ability to market its OneView products and to expand its revenue base.

The Company requires significant additional financing from external sources to be able to fund the development of enhancements to its OneView product suite and to provide for marketing and sales personnel and related expenses to gain market acceptance of its commercial software products. Although we were successful in fiscal 2002 and part of fiscal 2003 in obtaining private equity financing that fulfilled our capital requirements at planned expense levels, we could not be sure that the company would be able to raise the additional monies required to fund operations in fiscal 2003 and thereafter. Accordingly, the Company decided to license the future development of its OneView software program to Global Alpha Corporation in October, 2002. Global Alpha Corporation has paid all of the development costs of the OneView software from November 1, 2002 until June 30, 2003.

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

The Company's operating activities used cash of $1,541,000 during the fiscal year ended March 31, 2003 resulting primarily from the operating loss incurred during the period due to costs associated with the development and commercial introduction of the its commercial software products.

The Company's financing activities provided cash of $1,561,000 during the fiscal year ended March 31, 2003 as a result of loans ($435,000) and selling common stock ($1,135,000).

On July 9, 2002, the Company entered into a Restated Multiple Advance Convertible Promissory Note (the "Note") with its principal shareholder ("GAC"). The Note provides up to $425,000 of term debt to the Company maturing on July 9, 2003 at an interest rate of 11.5 percent. As of December 31, 2002, the Company amended the note and had borrowed an aggregate of $435,000 from GAC, $110,000 during the three month period ended December 31, 2002. The Note is convertible, at the election of GAC, into the Company's common stock at a price per share equal to 30% of the average trading price for the twenty business day period prior to date of conversion. The Note is secured, pursuant to a Security Agreement, by all of the Company's computer software programs. The terms of the note require repayment on demand, but in no event, earlier than July 9, 2003. The Company recorded accrued interest of $33,850 at March 31, 2003 related to the note. The Company has not repaid the note and is in advanced discussions with the noteholder to sell its OneView product in exchange for cancellation of the $435,000 note.

The Company's financing activities provided an amount of $825,000 during the fiscal year ended March 31, 2003 from its main investor, Global Alpha Corporation.

On November 6, 2002, we entered into several agreements with Manhattan Capital Partners, LLC wherein we sold $310,000 of our common stock and granted up to 2,000,000(285,714 warrants after the 1:7 reverse split) warrants to purchase our common stock at a price of $0.10 per share. Upon the successful closing of the sale of our securities, we commenced to resolve all of our outstanding liabilities, including federal and state payroll taxes. In addition, we have been negotiating with our principal shareholder and licensee, GAC, for the sale to GAC of substantially all of our technology, including software and systems, in exchange for the cancellation of all debt owed to GAC in the amount of approximately $435,000 as of December 31, 2002.

On October 31, 2002, the Company terminated all but one of its employees; and except for a license agreement, it ceased all of its prior operating activities. Its principal activities have been directed to reducing its liabilities and seeking possible acquisitions.

On April 28, 2003, Alpha Virtual, Inc. and EssTec, Inc., a privately-held Nevada corporation, entered into an Agreement and Plan of Merger. In accordance with the Merger, on May 8, 2003, the Registrant, through its wholly-owned subsidiary, Alpha Acquisition Corporation, a Nevada corporation, acquired EssTec in exchange for 4,276,162 shares of the Registrant's Common Stock. On July 10th, 2003, Alpha Virtual, Inc. announced that it has entered into a binding Letter of Intent to acquire all key assets of Veridicom, Inc. for a combination of cash and shares of common stock. The closing of the transaction is anticipated within the next 30 days and subject to a definitive asset purchase agreement. The asset purchase will include the purchase of all of Veridicom's intellectual property, patents and patent applications, methodology, and other key technologies.

The Company continues to seek opportunities to sell Common stock and has raised $535,000 since year end.

Critical Accounting Policies

On October 31, 2002, the Company terminated all but one of its employees; and except for a license agreement, it ceased all of its prior operating activities. Its principal activities have been directed to reducing its liabilities and seeking possible acquisitions. The operations of the Company are minimal, all research and development costs have been expensed and potential royalties to be received from the sale of the PGTS training system have been full reserved. The Company believes that there are no alternative accounting policies which, if implemented, would change the presentation of the financial statements, as presented.

FORWARD LOOKING

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

RISK FACTORS

Going Concern Issue and Severe Liquidity Problems.
The Company's financial statements for the fiscal year ended March 31, 2003 have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. See the Independent Auditors' Report and Note A of Notes to Consolidated Financial Statements contained elsewhere herein. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company's revenue levels have significantly declined during the fiscal years ended March 31, 2002 and 2003. The Company has also sustained operating losses in recent years and requires substantial amounts of working capital in its operations. As a result, the Company suffers from limited cash resources that restrict its ability to market its commercial software products. Even if the Company overcomes its liquidity problems, there can be no assurance that in the future the Company will be able to increase revenues or operate profitably. The Company's liquidity problem could also result in vendors seeking legal recourse should the Company continue to have insufficient cash to pay its debts as and when due.

Business Strategy: Internet Software Products and Services.
The Company's long term business strategy was to focus on the development of commercial software products derived from the Company's defense related technology and expertise in order to expand its customer base and reduce its historical dependence on defense contracts. The Company will require additional equity funding to be able to fully commercialize, market and exploit the OneView line of products. There can be no assurance that all future funding requirements will be obtained and at terms that will be advantageous from an economic standpoint. Furthermore, there can be no assurance that the Company will be successful in its development efforts, or that the OneView product suite will be a commercially feasible product, or that the Company will be able to successfully market its software products.

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

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

 Name                         Age                        Title

 Faysal Al-Zarooni            35       Chairman of the Board, Director

 Charles A. Lesser            56       Interim President,   Chief   Financial
                                       Officer, Director

 Saif Mansour                 25       Director
 Bill Cheung                  31       Director
 Wajid A. Mirza               42       Director

Mr. FAYSAL AL-ZAROONI is Chairman and a Director of the Company since April 24, 2003. Mr. Al-Zarooni is the Managing Director and Chairman of the Al-Zarooni Group of Companies, a United Arab Emirates based conglomerate of Companies. Mr. Al-Zarooni belongs to one of the oldest landlord families in the United Arab Emirates and has significant business investments in Real Estate, Textiles, Automotive and several other business sectors in the United Arab Emirates.

Mr. CHARLES A. LESSER is Interim President, Chief Financial Officer and a Director of the Company since March, 2003.. Prior to joining the Company, Mr. Lesser was Chief Financial Officer of CBCom, Inc. from 1997 to 2002. Previously, Mr. Lesser was Chief Financial Officer of Weider Sporting Goods, Inc., a manufacturer and distributor of health and fitness products. He has worked as both a management consultant and auditor with Alder, Green & Hasson in Los Angeles, KPMG Peat Marwick in Houston and Deloitte & Touche in Johannesburg, South Africa. He holds an M.B.A. from the University of the Witwatersrand in South Africa and a B.A. in Economics from the University of Pittsburgh in Pennsylvania.

MR. SAIF MANSOUR is a Director of the Company since 2001. Mr. Mansour was President of the Company until March 6, 2003 and prior to that, was Vice President of Strategic Planning of the Company. Previously, Mr. Mansour worked in the Venture Capital industry. Mr. Mansour holds a B.A. from Brown University.

MR.  BILL  CHEUNG is a Director  of the Company  since  2002..  Mr.  Cheung is a
Principal of Manhattan Capital Partners, Inc. an investment advisory company since 2002. Previously, Mr. Cheung, spent ten years in industrial manufacturing, as a partner of National Plastics Color(China) and Sino Energy(Hong Kong). He is a partner of Sun Coast Packaging, a family owned plastics manufacturer and sits on the Board of Directors of Esstec, Inc., currently a subsidiary of Alpha Virtual., Inc.

MR. WAJID A MIRZA is a Director of the Company since April, 2003. Mr. Mirza is a Director at Answerthink Inc., a global provider of Management, Benchmarking, and Information Technology consulting services. Mr. Mirza is part of Answerthink's Technology Integration practice where he specializes in IT & Business Strategy, and Finance Transformation Services. Prior to Answerthink, Mr. Mirza was part of Accenture's Process Architect Center of Excellence group Mr. Mirza has a Masters in Business Administration from Northwestern University's Kellogg School of Management and a Bachelors of Science in Computer Information Systems from California State University.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation for the three most recent fiscal periods ended March 31, 2003,March 31, 2002, and March 31, 2001 of our Chief Executive Officer and the three most highly compensated other executives and officers whose total annual salary and bonus exceed $100,000.

                           SUMMARY COMPENSATION TABLE
                                 ANNUAL COMPENSATION    LONG TERM COMPENSATION
                        ------------------------------- -----------------------
                                                 OTHER                SECURITIES
                                                ANNUAL  RESTRICTED
                                                COMPEN- STOCK         UNDERLYING
 NAME AND PRINCIPAL                       BONUS SATION  AWARDS         OPTIONS/
 POSITION(1)            YEAR SALARY($)     ($)   ($)    SARS      ($)
----------------------- ---- ---------    ----- ------- ------- --------
Dan Mapes, (4)          2003  $59140      $-0-     0    $-0-
Chief Executive Officer 2002  $192,421    $-0-     0    $-0-
                        2001  $  -0-      $-0-    -0-   $-0-

Dr. Gershon Weltman,    2003  $   0       $-0-     0    $ 0
President(1)            2002  $   0       $-0-     0    $ 0
                        2001  $136,000(2) $-0- -100,000 $10,000

Richard Moskowitz,      2003  $101,500    $-0-          $-0-
Chief Executive Officer 2002  $150,000    $-0-          $-0-
                        2001  $95,000(3)  $-0-          $-0-
                                                100,000-

(1)
  Dr. Weltman ceased to be an executive officer of Alpha Virtual, Inc., on August 6, 2001..

(2)
  Includes 225,000 shares of the Company's Common Stock received in lieu of $45,000 owed to Dr. Weltman in salary.

(3)
   Includes 475,000 shares of the Company's Common Stock received in lieu of $95,000 owed to Mr. Moskowitz in salary. Mr. Moskowitz served as Chief Executive Officer from January 2000 to July, 2001; thereafter Mr. Moskowitz served as V.P. business Development from August, 2001 to July, 2002 In July, 2002 Mr. Moskowitz received 50,000 pre-split options at $0.10 per share.

(4)
   Mr. Dan Mapes served as Chief Executive Officer of Alpha Virtual Inc. from August 2001 to July, 2002. Mr. Saif Mansour became Interim President from July, 2002 until March 6, 2003 and earned compensation of $68,415 Mr. Mansour received 50,000 stock options at $1.33 per share. Mr. Charles Lesser became interim President on March 6, 2003 and earned compensation of $9,000.

                     Fiscal Year 2003 Option/Warrant Grants

                           Number of   % of Total
                           Securities  Options          Exercise
                           Underlying  Granted to       Price
                           Options     Employees        Per        Expiration
Name                       Granted(1)  in Fiscal Year   Share      Date
-----------------          ----------  --------------   ---------  -----------
Saif Mansour               50,000      50               $ 1.33     03/08

Richard Moskowitz          50,000      50               $ 0.10     07/07

(1)
   The options granted to Saif Mansor are post both reverse splits. The options granted to Richard Moskowitz are subject to adjustment according to the 1:7 reverse split of April, 2003.

Option Exercises and Fiscal Year-End Option Values

Shares that may be Exercised        Weighted Life      Weighted Exercise Price
----------------------------        -------------      -----------------------
Range $1.33-$3.85     51,601        5.07 years         $1.73

Range $6.30-$8.75    20,005         5.12 years         $8.13

Range $10.50-$18.55   4,186         6.70 years         $17.33

Range $21.88-$28.60  18,129         5.40 years         $26.47

Range $40.46-$105.00  1,609         6.19 years         $45.32

                     95,528

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

5% Owners

   The following table sets forth certain information, as of March 31, 2003 (1,498,952 shares taking into account the 1:7 reverse split of April, 2003), with respect to ownership of shares of Common Stock by each person who is known by the Company to own beneficially 5% or more of the Common Stock, each Named Officer, each director of the Company and all executive officers and directors of the Company as a group.

--------------------------------------------- ------------------------- -------
NAME AND ADDRESS                              SHARES BENEFICIALLY OWNED PERCENT
--------------------------------------------- ------------------------- -------
--------------------------------------------- ------------------------- -------
Global Alpha Corporation                             622,440             41.5%
c/o Janofsky & Walker, LLP
695 Town Center Drive, #1700
Costa Mesa, CA  92626
--------------------------------------------- ------------------------- -------
All Officers and Directors as a Group (1) (2)        336,038             18.3%
--------------------------------------------- ------------------------- -------
--------------------------------------------- ------------------------- -------

     (1) Mr. Mansour resigned as interim President on March 6, 2003. Mr. Mansour owns 314 common shares and 50,000 stock options exercisable at $0.10 per share.


     (2) Includes (i) warrants to purchase 285,714 shares exercisable at $0.70 per share, owned by Manhattan Capital Partners,LLC of which Mr. Bill Cheung is a partner .



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Bill Cheung, a Director of Alpha Virtual, Inc. and Esstec, Inc. is also a partner of Manhattan Capital Partners, LLC. On November 6, 2002, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") and a Registration Rights Agreement ("Rights Agreement") with certain accredited investors to be named by Manhattan Capital Partners, LLC, a venture capital limited liability company. Under the Purchase Agreement, the Company has agreed to sell $310,000 of its common stock, as amended, at a purchase price based upon the lower of (i) $0.10 per share, or (ii) the average price per share between the "bid" and "ask" price on the Over-the-Counter Bulletin Board at the close of business for the five (5) business days preceding the closing date. The offer closed and 3,100,000 post-split shares (442,857 shares after the 1:7 reverse split of April, 2003) were issued at a price of $0.10 per share.

Also, on November 6, 2002, and in connection with the Purchase and Rights Agreements with certain investors, the Company agreed to enter into a Consulting Agreement and Registration Rights Agreement with Manhattan Capital Partners, LLC ("Manhattan") upon the receipt by the Company of $310,000. In exchange for general business consulting services, the Company granted warrants to purchase an aggregate of 2,000,000 (285,714 shares after the 1:7 reverse split) shares of its common stock at a price of $0.10 per share. The warrants expire five years after the date of grant. The Registration Rights Agreement requires the Company to file a registration statement with the SEC, registering the underlying common stock of the warrants granted to Manhattan. To date, a registration statement has not been filed.

                                    PART IV

INDEX TO EXHIBITS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index (Management contracts, compensation plans and arrangements are identified by (*).

   3.1    Certificate of Incorporation, as amended (1)
   3.2    By-Laws amended. (1)
* 10.1    1992 Stock Option Plan (8)
* 10.2    Employment Agreement  with  Gershon Weltman dated August 1, 1989 and First Amendment dated October 22, 1991. (9)
* 10.3    1988 Directors' Stock Option Plan. (8)
* 10.4    Second  Amendment  to  Employment Agreement with Gershon Weltman dated August 27, 1996. (2)
* 10.5    Employment  agreement  with  Thomas Lubaczewski dated January 1,
          1997. (3)
  10.6 Loan Agreement and note dated September 23, 1997 between the Company and The Pacific Bank. (4)
  10.7    1999 Stock Option Plan (5)
  10.8    1999 Stock Option Plan for Non-Employee Directors (5)
  10.9    Employment Agreement with Richard Moskowitz dated January 3,2000 and Memorandum of Agreement dated November 19, 1999. (6)
 10.10    Employment Agreement with Andreas Kemkes dated February 4, 2000.
          (10)
 10.11    Stock Compensation Plan for Consultants (7)
 10.18 Securities Purchase Agreement entered into between the Company and certain investors to be named by Manhattan Capital Partners, LLC dated November 6, 2002.
 10.19 Registration Rights Agreement entered into between the Company and certain investors to be named by Manhattan Capital Partners, LLC dated November 6, 2002.
 10.20 Consulting Agreement to be entered into between the Company and Manhattan Capital Partners, LLC upon the receipt of the Company of $300,000 pursuant to a Securities Purchase Agreement (Exhibit 10.18 above).
 10.21 Registration Rights Agreement to be entered into between the Company and Manhattan Capital Partners, LLC upon the signing of the Consulting Agreement (Exhibit 10.20 above).
 10.22 License Agreement entered into between the Company and Global Alpha Corporation.
 10.23 Restated Multiple Advance Convertible Promissory Note entered into by the Company and Global Alpha Corporation, Dated July 9, 2002.
 10.24 Security Agreement entered into between the Company and Global Alpha Corporation, dated July 9, 2002.


(b) The Registrant did not file any report s on Form-8K during the quarter ended March 31, 2003.

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

Dated: July 15, 2003 ALPHA VIRTUAL, INC.





By:     /s/  Charles A. Lesser
        ---------------------------------
        Charles A. Lesser
        Acting President and Chief
        Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




       Signature                       Title                              Date


/s/ Charles A. Lesser      Acting President  Chief                 July 15, 2003
----------------------    Financial Officer and Director
Charles A. lesser




/s/ Bill Cheung
----------------------    Director                                 July 15, 2003
Bill Cheung


/s/ Saif Mansour
----------------------    Director                                 July 15, 2003
Saif Mansour

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Alpha Virtual, Inc.

We have audited the accompanying balance sheets of Alpha Virtual, Inc. as of March 31, 2003 and 2002, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Virtual, Inc. as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had net losses of $1,832,000 and $2,957,000 for the years ended March 31, 2003 and 2002. As of March 31, 2003, the Company's current liabilities exceeded current assets by $893,000 and total liabilities exceeded total assets by $878,000. These factors and the others described more fully in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Agoura Hills, California
July 5, 2003

                               ALPHA VIRTUAL, INC.
                                 BALANCE SHEETS



                                                            March 31,
                                               --------------   ---------------
                                                      2003             2002
                                               --------------   ---------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                  $       39,327   $        19,807
    Receivables, net of allowance of $105,117               0            27,070
    and $3,000 as of March 31, 2003 and
    2002 - Note B
    Prepaid expenses                                   40,833            24,481
                                               --------------   ---------------
TOTAL CURRENT ASSETS                                   80,160            71,358

EQUIPMENT & LEASEHOLD IMPROVEMENTS, at cost
    Note C                                             13,725            45,850
    Less accumulated depreciation and
    amortization                                        4,545            28,038
                                               --------------   ---------------
                                                        9,180            17,812

DEFERRED TAXES--Note F                                      0                 0
OTHER ASSETS                                            5,000            21,825
                                               --------------   ---------------

                      TOTAL ASSETS             $       94,340   $       110,995
                                               ==============   ===============




See notes to financial statements

                               ALPHA VIRTUAL, INC.
                           BALANCE SHEETS (Continued)


                                                           March 31,
                                               --------------   ---------------
                                                      2003             2002
                                               --------------   ---------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                           $      237,951  $        111,546
    Payroll taxes payable                             108,512           138,167
    Accrued compensation                               30,000            47,853
    Other accrued liabilities                          33,350            49,929
    Short term debt--Note D                           435,000            50,000
    Current portion of obligation under capital lease       0             3,176
    Loans payable to shareholders--Note D              28,000            28,000
    Rate reserve - DCAA--Note E                       100,000           100,000


                    TOTAL CURRENT LIABILITIES          972,813          528,671

LONG TERM DEBT


    Obligation under capital lease                          0             5,813


COMMITMENTS AND CONTINGENCIES--NOTE E
                                               --------------   ---------------
Total Liabilities                                     972,813           534,484

SHAREHOLDERS' DEFICIT
    Common stock--par value $.001;
    authorized 60,000,000 shares;                       1,499               604
    1,498,952 and 604 shares issued
    and outstanding
    Additional paid-in capital                     17,783,832        16,407,328
    Accumulated deficit                           (18,663,804)      (16,831,421)
                                               --------------   ---------------
                    TOTAL SHAREHOLDERS' DEFICIT      (878,473)         (423,489)
                                               --------------   ---------------
                    TOTAL LIABILITIES &
                    SHAREHOLDERS' DEFICIT      $       94,340 $         110,995
                                               ==============   ===============



See notes to financial statements

                               ALPHA VIRTUAL, INC.
                            STATEMENTS OF OPERATIONS



                                                     Year Ended March 31,
                                               --------------   ---------------
                                                    2003              2002
                                               --------------   ---------------
Net sales                                    $       135,106    $       49,242
Cost of sales                                         47,058            27,482
                                               --------------   ---------------
Gross profit                                          88,048            21,760

Cost and expenses:
Selling, general and administrative                1,444,222         1,519,692
Research and development                             505,640           933,312
                                               --------------   ---------------
Operating loss                                    (1,861,814)       (2,431,244)

Forgiveness of debt---Notes A and D                   68,000           409,596
Net loss on sale of assets--Note A                    (7,087)                0
Interest income                                            3                 0
Interest expense                                     (30,685)           (1,678)
                                               --------------   ---------------

Loss before taxes                                 (1,831,583)       (2,023,326)
Income tax provision--Note F                             800           933,366
                                               --------------   ---------------

Net loss                                     $    (1,832,383)   $   (2,956,692)
                                               ==============   ===============
Earnings per share:
                 Basic:
                              Net loss       $         (1.84)   $        (6.64)
                 Diluted:
                              Net loss       $         (1.84)   $        (6.64)
Weighted average common and common
  equivalent shares:
                 Basic                               996,687        445,749
                 Diluted                             996,687        445,749





See notes to financial statements

                               ALPHA VIRTUAL, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT


                       Common Stock Additional Accumulated
                                          --------------------    Paid In       Deficit
                                             Shares    Amount     Capital                       Total
                                          ---------- --------- ------------- -------------  -------------
Balance at March 31, 2000                    220,922 $     221 $  13,538,031 $ (13,002,685) $     535,567

Exercise of options                              757         1        12,164                       12,165
Common shares issued for cash                 31,907        32       283,227                      283,259
Common shares issued for services             11,593        11       136,845                      136,856
Net loss                                                                          (872,044)      (872,044)
                                          ---------- --------- ------------- -------------  -------------
Balance at March 31, 2001                    265,179 $     265 $  13,970,267 $ (13,874,729) $      95,803

Common shares issued for cash                334,041       334     2,399,666                    2,400,000
Common shares issued for services              3,000         3        27,397                       27,400
Common shares issued for debt conversion       1,905         2         9,998                       10,000
Net loss                                                                        (2,956,692)    (2,956,692)
                                          ---------- --------- ------------- -------------  -------------
Balance at March 31,2002                     604,125 $     604 $  16,407,328 $ (16,831,421) $    (423,489)


Common shares issued for cash                731,256       731     1,134,269                    1,135,000
Common shares issued for services            163,571       164       242,235                      242,399
Net loss                                                                        (1,832,383)    (1,832,383)
                                          ---------- --------- ------------- -------------  -------------

Balance at March 31, 2003                  1,498,592 $   1,499 $  17,783,832 $ (18,663,804) $   (878,473)
                                          ========== ========= ============= =============  =============

The Statements of Shareholders' deficit has been adjusted to account for a 1:5 reverse split of common shares in November, 2002 and a 1:7 reverse split of common shares in April, 2003. See Note H.

                        See Notes to Financial Statements

                               ALPHA VIRTUAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                        Year Ended March 31,
                                                        2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:              -------------  --------------
Net income                                         $ (1,832,383)  $  (2,956,692)
    Adjustments to reconcile net income to
    net cash used in operating activities:

               Depreciation and amortization               1,545          5,190
               Stock issued for services                 242,399              0
               Debt forgiveness                          (68,000)             0
               Loss on disposal of assets                  7,087              0
    Changes in assets and liabilities:
               Receivables                                27,070          3,951
               Prepaid expenses                          (16,352)       (23,131)
               Deferred taxes                                  0        932,566
               Other assets                               16,825        (17,745)
               Accounts payable                          126,405       (215,322)
               Accrued compensation                      (17,853)      (250,439)
               Other accrued liabilities                 (28,234)       148,252
               Other long term liabilities                     0              0
                                                    ------------   ------------
        NET CASH USED IN OPERATING ACTIVITIES         (1,541,491)    (2,373,370)
CASH FLOWS FROM INVESTING ACTIVITY:
    Capital additions/disposition                              0        (16,350)
                                                    ------------   ------------
        NET CASH USED IN INVESTING ACTIVITIES                  0       (16,350)
CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on debt                                           0        (39,306)
    Proceeds from capital lease obligation                     0         10,000
    Principal payments on capital lease                   (8,989)        (1,011)
    Proceeds from note payable                           435,000              0
    Loans from shareholders                                    0        (10,000)
    Proceeds from sale of common stock                 1,135,000      2,437,400
                                                    ------------   ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES      1,561,011      2,397,083
        NET INCREASE (DECREASE) IN CASH AND CASH          19,520          7,363
        EQUIVALENTS
        CASH AND CASH EQUIVALENTS AT THE BEGINNING        19,807         12,444
        OF THE YEAR
        CASH AND CASH EQUIVALENTS AT END OF YEAR    $     39,327   $     19,807
                                                    ============   ============
        CASH PAID DURING PERIOD
                                 Interest           $        458   $     15,407
                                 Income Taxes       $        800   $        800


Supplemental Disclosure of Non-Cash Activity:

During the year ended March 31, 2003 the Company received forgiveness of debt and accrued interest of $68,000 and issued stock for services rendered of $242,399.
                        See Notes to Financial Statements

                               ALPHA VIRTUAL, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company: Alpha Virtual, Inc., (the "Company") developed and marketed innovative, real-time Web collaboration products for business, consumer entertainment, education, and government markets. The Company's patent pending OneViewTM product platform meets the growing demand for new multi-user interactivity-integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis. On October 31, 2002, the Company terminated all but one of its employees. The Company is in advanced discussions regarding sale and license back of its One View product. Except for this sale and re-license agreement, it ceased all of its prior operating activities. Its principal activities are directed to reducing its liabilities and seeking possible acquisitions.

On April 28, 2003, Alpha Virtual, Inc. and EssTec, Inc., a privately-held Nevada corporation entered into an Agreement and Plan of Merger. In accordance with the Merger, on May 8, 2003, the Registrant, through its wholly-owned subsidiary, Alpha Acquisition Corporation, a Nevada corporation, acquired EssTec in exchange for 4,276,162 shares of the Registrant's Common Stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. See note N.

On July 10th, 2003, Alpha Virtual, Inc. announced that it has entered into a binding Letter of Intent to acquire all key assets of Veridicom, Inc. for a combination of cash and shares of common stock. The closing of the transaction is anticipated within the next 30 days and subject to a definitive asset purchase agreement. The asset purchase will include the purchase of all of Veridicom's intellectual property, patents and patent applications, methodology, and other key technologies. Under the terms of the asset purchase, Veridicom, Inc. will retain certain licensing rights to use the technology.

Veridicom designs, manufactures and distributes the FPS200 digital silicon fingerprint sensor and matching fingerprint algorithms, used by PC OEMs and other makers of personal security devices. Veridicom also provides sensors to a variety of hardware PC peripherals engineered to protect information accessed on a PC or remotely through a network. Based on security and biometric standards, these devices include USB peripherals, PCMCIA cards and smart-card readers. Veridicom also provides (SDK Software Development Kits) and application software that complements its authentication devices, enabling a complete personal security solution.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses during the fiscal years ended March 31, 2003 and March 31, 2002 and requires substantial amounts of working capital to support its operations. At March 31, 2003 current liabilities exceed current assets by $892,653. The Company continues to have difficulty in meeting its obligations as they become due. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products and make acquisitions. Since

September 30, 1999, the Company has raised approximately $4,500,000 of investment capital, which has been the primary source of funding for continuing operations. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 The Company disposed of various furniture and equipment during the current fiscal year resulting in a book loss of $7,087.


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

As of December 31, 2002 and March 31, 2002, there is a loan outstanding of $50,000 and $18,000 of accrued interest with a foreign customer. The note has been written off at March 31, 2003 as the note was due in 1996, the noteholder cannot be located and the statute of limitations has past. Accordingly, the Company has recognized $68,000 as forgiveness of debt.

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

The following table summarizes the calculation of basic and diluted earnings per share for the years ended March 31:


                                                 2003           2002
Numerator
  Basic and diluted earnings per
  share-- net income (loss)                $  (1,832,383)  $  (2,956,692)
Denominator
  Basic earnings per share-- Weighted            996,687      445,74915,601,215
  average number of common shares
  outstanding during the year
Incremental common shares attributable                 -               -
to assumed exercise of outstanding stock
options
Denominator for diluted earnings per share       996,687      445,74915,601,215

Basic earnings (loss) per share            $       (1.84)  $       (6.64)0.19)
Diluted earnings (loss) per share          $       (1.84)  $       (6.64)0.19)


The calculations of earnings excluded the effect of the assumed exercise of the following numbers of outstanding common stock options and warrants because their effect was anti-dilutive: 193,080 for the fiscal year ended March 31, 2003 and 133,080 for the fiscal year ended March 31, 2002.

Stock Based Compensation
------------------------
The Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted below market price on the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the recognition of compensation expense based on the fair value of options on the grant date, but allows companies to continue applying APB Opinion No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

HAD COMPENSATION EXPENSE FOR THE COMPANY'S STOCK OPTIONS BEEN BASED ON THE FAIR VALUE AT THE GRANT DATE UNDER THE METHODOLOGY PRESCRIBED BY SFAS NO. 123, THE COMPANY'S INCOME FROM CONTINUING OPERATIONS AND EARNINGS PER SHARE WOULD HAVE BEEN IMPACTED AS FOLLOWS:

(In thousands, except per share amounts           March 31, 2003  March 31, 2002
Net loss, as reported                                $  (1,832)      $  (2,957)
Add:  Stock-based expense reported in net income,
       Net of related tax effects                            0               0
Deduct:  Total stock-based compensation expense
           Determined under fair value method for
           all Awards, net of related tax effects         (189)           (430)
                                                     ---------       ---------
Pro forma net loss                                   $  (2,021)      $  (3,387)
                                                     ---------       ---------
Earnings per share:
Reported earnings per share - Basic                  $   (1.84)      $    (6.64)
Pro forma earnings per share - Basic                     (2.03)           (7.70)
Reported earnings per share - Diluted                    (1.84)           (6.64)
Pro forma earnings per share - Diluted                   (2.03)           (7.35)

THE FAIR VALUE OF OPTIONS AND WARRANTS GRANTED, WHICH ARE AMORTIZED TO EXPENSE OVER THE VESTING PERIOD IN DETERMINING THE PRO FORMA IMPACT, IS ESTIMATED AT THE DATE OF GRANT USING THE BLACK-SCHOLES OPTION-PRICING MODEL WITH THE FOLLOWING WEIGHTED AVERAGE ASSUMPTIONS:

                                        March 31, 2003          March 31, 2002
Expected life of option                    5 years                  5 years
Risk-free interest rate                       1.25%                    5.43%
Expected volatility of stock                 71.38%                   26.38%
Expected dividend yield                          0%                       0%


NOTE B--RECEIVABLES

At March 31, 2002 there were $27,070 of receivables that represented amounts from services performed and royalties from the Eidetics sale. At March 31, 2003 there were $105,117 of receivables from royalties from the Eidetics sale. A reserve equal to 100% of the receivable has been taken due to the uncertainty of collection.

NOTE C--EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at March 31:

                                                    2003          2002
                                                -----------    ----------
Computers and other equipment                   $    10,725    $   23,750


Office furniture & fixtures                           3,000        12,100
Property held under capital lease                         0        10,000
                                                -----------    ----------
                                                     13,725        45,850
Accumulated depreciation & amortization               4,545        28,038
                                                -----------    ----------
                                                $     9,180    $   17,812
                                                ===========    ==========

Depreciation expense was $1,545 and $5,190 for the fiscal years ended March 31, 2003 and 2002, respectively. The company defaulted on its capital lease and converted the lease to an accounts payable. The company disposed of certain computers and office furniture and recorded a loss on disposal of $7,087.

NOTE D--SHORT TERM DEBT

As of December 31, 2002 and March 31, 2002, there was a loan outstanding of $50,000 and $18,000 of accrued interest with a foreign customer. The note has been written off at March 31, 2003 as the note was due in 1996, the noteholder cannot be located and the statute of limitations has past.

As of March 31,  2003 and March 31,  2002    the  Company  had loans
outstanding of $28,000 to various shareholders. $10,000 of the notes were converted into 66,665 shares (13,333 shares after the November 2002 stock split) in the fiscal year ending March 31, 2002. These loans are past due as of March 31, 2002. The loans are convertible to common stock at $0.15 per share at the option of the note holders ($0.75 per share after the November 2002 stock split/$5.25 after the April 2003 stock split..

On July 9, 2002, the Company entered into a Restated Multiple Advance Convertible Promissory Note (the "Note") with its principal shareholder ("GAC"). The Note provides up to $425,000 of term debt to the Company maturing on July 9, 2003 at an interest rate of 11.5 percent. As of December 31, 2002, the Company amended the note and had borrowed an aggregate of $435,000 from GAC, $110,000 during the three month period ended December 31, 2002. The Note is convertible, at the election of GAC, into the Company's common stock at a price per share equal to 30% of the average trading price for the twenty business day period prior to date of conversion. The Note is secured, pursuant to a Security Agreement, by all of the Company's computer software programs. The terms of the note require repayment on demand, but in no event, earlier than July 9, 2003. The Company recorded accrued interest of $33,850 at March 31, 2003 related to the note. The Company has not repaid the note and is in advanced discussions with the noteholder to sell its OneView product in exchange for cancellation of the $435,00 note.

NOTE E--LEASES AND COMMITMENTS

DCAA--Audit: The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). At March 31, 2003. there is a DCAA audit open of a large multi-year contract which was completed in 1994. The Company believes the costs charged to this contract should not result in adjustments in excess of the $100,000 reserved for possible contract price adjustments at March 31, 2003. The amount reserved is believed to be adequate and is included in current liabilities.

NOTE F--INCOME TAXES

           Provision For Income Taxes:
                                                       Year Ended March 31,
                                                        2003          2002
Current:                                              $       -   $         -
  Federal                                                   800           800
                                                      ---------   -----------
  State                                                     800           800

Deferred:
  (Increase) decrease in benefit of NOL carryforwards  (761,172)    4,755,566
  Increase (decrease) in valuation allowance            761,172    (3,823,000)
                                                      ---------   -----------
                                                      $     800   $   933,366
                                                      =========   ===========

                                                            -0-        46.13%
                                                      =========   ===========

Unused net operating losses of approximately $20,000,000 are available as of March 31, 2003 to offset future years' federal taxable income, and expire through 2023. Under Internal Revenue Code Section 382, certain significant changes in ownership of the Company may restrict future utilization of these carryforwards. On April 5, 2001 and on May 8, 2003 (see Note N), significant ownership changes did occur. Based on the guidelines stipulated by this code, these ownership changes will limit the annual utilization of the net operating loss carryforwards.

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the deferred tax asset as of March 31, 2003 of $6,930,000 and has therefore taken a valuation allowance of $6,930,000.

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


Federal income tax NOL carryforwards will expire between fiscal 2021 and 2022 and state income tax operating loss carryforwards will expire between fiscal 2004 and 2012 if not used to offset taxable income.

                                                        2003            2002
                                                   -------------   -------------
Rate reconciliation:
Federal statutory rate                                 34.00%          34.00%
Increase (reductions) in taxes due to:
        State income taxes (net of federal benefit)     5.83%           5.83%
        Negative valuation allowance adjustment and
        reduction of NOL carryforwards                -39.87%         -85.96%
                                                   -------------   -------------
                                                       -0.04%         -46.13%
                                                   =============   =============

Income taxes paid amounted to $800 and $800 in for the years ended March 31, 2003 and 2002.

NOTE G--EMPLOYEE BENEFITS

The Company has a combined profit sharing and retirement/savings plan qualifying for treatment under Internal Revenue Code Section 401(k). All employees aged 21 and older, except those covered by a collective bargaining agreement, are eligible following six months of employment in which at least 500 hours are paid. Under the profit sharing portion of the plan, contributions to the plan are determined by the Board of Directors and are allocated among eligible participants in proportion to their salaries. There were no contributions made by the Company during the years ended March 31, 2003 and 2002. Under the retirement/savings portion of the plan, the Company may match 75% of eligible employees' voluntary contributions to a maximum of 4.5% of their salaries. There were no Company matching contributions made under the retirement/savings plan portion in years ended March 31, 2003 and 2002.

NOTE H--SHAREHOLDERS' DEFICIT

At the Annual Meeting of Shareholders of the Company held on October 10, 2001, the shareholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the number of common shares authorized from 30,000,000 to 60,000,000.

The Company's 1982 Employee Incentive Stock Option Plan, as amended, authorized the issuance of options to purchase 690,000 shares of common stock which may be granted to employees, including officers, of the Company. No options may be granted under this plan after November 1992. Options to purchase 3,800 (108 options after the two reverse splits of common shares) shares were outstanding and exercisable under this plan at March 31, 2003 and 2002.

In September 1992, the Company's shareholders approved the 1992 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 300,000 shares of Common Stock which may be granted to employees, directors, consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later than ten years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 217,500 shares were outstanding(options to purchase 6,214 shares after the two reverse splits of common stock) and exercisable under this plan at March 31, 2003 and March 31, 2002.

The 1988 Directors' Option Plan authorizes the issuance of options to purchase 100,000 shares of common stock. The options are automatically granted on April 1st of each year and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise prices may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 12,000 shares were outstanding (343 shares after the two reverse splits of common stock) and exercisable under this plan at March 31, 2003 and 2002. No options can be granted under this plan after July 1998.

In September 1999, the Company's shareholders approved the 1999 Stock Option Plan for Non Employee Directors. The Non Employee Director's plan authorizes the issuance of options to purchase 250,000 shares of common stock. Options are automatically granted under the plan on September 14, 1999 and on April 1 st of each year thereafter and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise price may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 87,500(options to purchase 2,500 shares after the two reverse splits of common stock) and 50,000 shares were outstanding on March 31, 2003 and 2002, respectively.

In September 1999, the Company's shareholders approved the 1999 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 500,000 shares of Common Stock which may be granted to employees and consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the

Company). The exercise price of non-qualified stock options may not be less than 85% of the fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later then 10 years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 1,541,000(92,601 after the two reverse splits of common stock) and 805,000(50,337 after the two reverse splits of common stock) shares of common stock were outstanding under this plan at March 31, 2003 and 2002, respectively. Of those options, 52,670 and 44,099 were exercisable at March 31, 2002 and 2001, respectively.

Effective September 29, 1999 the Company's Board of Directors approved the adoption of a stock compensation plan to compensate certain qualified consultants. The plan allows for the issue of 700,000 shares of common stock. Under the plan the Board of Directors makes a determination of the value of the services rendered by the consultant and authorizes the issuance of shares valued at 100% of the fair market value at the date the shares are granted. At March 31, 2003 and 2002, 552,500 and 447,500 shares of common stock had been issued to qualified consultants.

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


Changes in the status of options are summarized as follows for fiscal years ended March 31:

                                           2003               2002
Outstanding at beginning of year           50,337             31,094
Granted                                    51,429             19,243
Canceled or expired                        0                  0
Exercised                                  0                  0
                                           ------------------ -----------------
Outstanding at end of year                 101,766            50,337
Available for grant at end of year         3,464,034          51,543
Price range of options:
Outstanding at end of year                 $1.33 - $105.00    $3.85 - $105.00
                              Exercised    $             0    $             0

At March 31, 2003 and 2002, options for the purchase of 95,528 and 44,099 shares were exercisable.

At March 31, 2003 the following warrants to purchase common shares were outstanding:

             Quantity                    Exercise Price       Expiration Date
             2,143                   $   17.50                April 22, 2003
             1,293                   $   25.90                April 28, 2003
             1,905                   $   26.25                June 5, 2003
             1,587                   $   26.25                June 10, 2003
             12,698                  $   24.50                June 17, 2003
             5,714                   $   26.25                June 17, 2003
             1,587                   $   26.25                July 1, 2003
             5,714                   $   17.50                July 27, 2003
             1,473                   $   18.55                July 28, 2003
             7,143                   $   7.00                 October 13, 2003
             1,552                   $   16.45                October 26, 2003
             6,349                   $   19.60                December 2, 2003
             1,071                   $   26.25                January 29, 2004
             1,071                   $   26.25                February 5, 2004
             1,429                   $   28.35                April 6, 2004
             143                     $   33.95                May 4, 2004
             5,714                   $   38.15                July 6, 2004
             1,714                   $   15.40                October 31, 2004
             571                     $   17.50                November 3, 2004
             571                     $   17.50                November 3, 2004
             1,143                   $   17.50                November 3, 2004
             2,143                   $   .35                  March 27, 2006
             285,714                 $   .70                  November 20, 2007


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

(In thousands, except per share amount)         2003            2002
----------------------------------------     ----------     -----------
Net earnings
                       As reported           $   (1,832)    $    (2,957)
                       Pro forma             $   (2,021)    $    (3,387)
Net earnings per share
                       As reported           $    (1.84)    $     (6.64)0.19)
                       Pro forma             $    (2.03)    $     (6.64)0.19)

The fair value of each  option and  warrant  grant is  estimated  on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 2003 and 2002, respectively: dividend yield of 0% and 0%, expected volatility of 71.38% and 26.38%, risk-free interest rates of 1.25% and 5.43%, and expected lives equal to the life of the option or warrant and 5 years.

NOTE I--SALES OF COMMON STOCK

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

August 7, 2001 1,363,636 shares at an exercise price of $300,000 September 7, 2001 1,363,636 shares at an exercise price of $300,000 October 5, 2001 1,363,636 shares at an exercise price of $300,000 November 9, 2001 1,363,636 shares at an exercise price of $300,000 December 7, 2001 1,330,593 shares at an exercise price of $300,000 January 4, 2002 1,304,348 shares at an exercise price of $300,000 February 8, 2002 1,304,348 shares at an exercise price of $300,000 March 8, 2002 1,304,348 shares at an exercise price of $300,000 April 5, 2002 1,418,261 shares at an exercise price of $326,200

As of June 30, 2002, Global Alpha has purchased 14,616,444 (417,613 after the two reverse splits of common shares) shares of the Company's common stock as required by the Securities Purchase Agreement.

On October 29, 2002, the Company issued 2,482,843 pre-split shares (496,570 post- the 1:5 split of November 2002, 70,939 after the reverse split of April,
2003) of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants exercised in May and June 2002 in the aggregate amount of $425,000. GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

On December 20, 2002 the Company issued 1,088,890 pre-split shares of its common stock to Global Alpha Corporation ("GAC") upon exercise of warrants exercised in June and July 2002 in the aggregate amount of $245,000. The Company should have issued 217,778(31,111 after the reverse split of April, 2003) post-split shares and has requested that GAC return 871,112 shares to the Company. No adjustment has been made pending return of the shares. GAC is the Company's principal shareholder and is an accredited and sophisticated investor.

On November 6, 2002, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") and a Registration Rights Agreement ("Rights Agreement") with certain accredited investors to be named by Manhattan Capital Partners, LLC, a venture capital limited liability company. Under the Purchase Agreement, the Company has agreed to sell $310,000 of its common stock, as amended, at a purchase price based upon the lower of (i) $0.10 per share, or (ii) the average price per share between the "bid" and "ask" price on the Over-the-Counter Bulletin Board at the close of business for the five (5) business days preceding the closing date. The offer closed and 3,100,000 post-split shares (442,857 shares after the 1:7 reverse split of April, 2003) were issued at a price of $0.10 per share.

Upon the sale of the Company's common stock to the investors, and in accordance with the Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") registering all of the common stock purchased by the investors. To date, the registration statement has not been filed.

Also, on November 6, 2002, and in connection with the Purchase and Rights Agreements with certain investors, the Company agreed to enter into a Consulting Agreement and Registration Rights Agreement with Manhattan Capital Partners, LLC ("Manhattan") upon the receipt by the Company of $310,000. In exchange for general business consulting services, the Company granted warrants to purchase an aggregate of 2,000,000 (285,714 shares after the 1:7 reverse split) shares of its common stock at a price of $0.10 per share. The warrants expire five years after the date of grant. The Registration Rights Agreement requires the Company to file a registration statement with the SEC, registering the underlying common stock of the warrants granted to Manhattan. To date, a registration statement has not been filed.


NOTE J--RECENT ACCOUNTING PROUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002, or the Company's fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this Statement will not have a significant impact on the Company's financial statements.


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001, or the Company's fiscal year 2003. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The adoption of SFAS No. 144 in fiscal 2003 did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment of SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The Company does not believe that SFAS No. 145 will have a significant impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that SFAS No. 146 will have a significant impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. It also specifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, although it does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the guarantee. FIN 45 also specifies certain disclosures required to be made in interim and annual financial statements related to guarantees. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The accounting for guarantees issued prior to this date is not affected. Disclosure requirements are effective for financial statements of interim or annual period ending after December 15, 2002. The adoption of FIN 45 does not have a significant impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123,
"Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim statements of the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the required disclosures elsewhere in this note and will include the disclosures required in interim statements in its financial statements for the first quarter of fiscal 2004. Currently, the Company does not intend to change its accounting for stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the beginning of the Company's third quarter of fiscal 2004. The Company does not believe that FIN 46 will have a significant impact on its financial statements.

NOTE K--REVERSE STOCK SPLIT

On October 31, 2002 the Company consummated a 1-for-5 reverse stock split of its outstanding common shares. The par value of the stock remained at $.001 per share. All references in these notes to the financial statements to common stock or average number of common shares outstanding reflect the value of common stock after the effects of the 1-for-5 reverse split. The Company's common stock began trading on the OTCBB under the symbol "AVUL" at that time.

On April 14, 2003, the Company consummated a 1-for-7 reverse stock split of its outstanding common shares. The par value of the stock remained at $.001 per share. All references in these notes to the financial statements to common stock or average number of common shares outstanding reflect the value of common stock after the effects of the 1-for-7 reverse split. The Company's common stock currently is trading on the OTCBB under the symbol "AVRT".


NOTE L -LICENSE AGREEMENT
-------------------------
Effective October 31 2002, the Company entered into a License Agreement with its principal shareholder, Global Alpha Corporation ("GAC") wherein GAC was granted an exclusive license to the Company's software and systems commonly referred to as the "IC3D Framework" (the "System). The System encompasses substantially all of the Company's software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the Agreement, GAC will pay to the Company a license fee of ten percent of the revenue generated from the sale or use of the System up to $1,000,000, nine percent up to $2,000,000, eight percent up to $3,000,000 and, thereafter, seven percent of the revenue generated. A minimum, annual license fee of $25,000 for the year ending December 31, 2002 and December 31, 2003 must be paid to maintain the exclusive license. At March 31, 2003 the annual license fee of $25,000 for 2002 had not been paid and the Company has waived the license fee based on discussions with GAC setting off the license fee against the short term debt of $435,000 owed by the Company to GAC. The Company is in advanced discussions with GAC to sell the IC3D/OneView product in exchange for cancellation of the $435,000 convertible note owed by Alpha Virtual, Inc. and the $25,000 license fee owed by GAC. Accordingly, the $25,000 license fee was not accrued in the books of the Company.

NOTE M--OPERATING EXPENSES OF THE COMPANY

On October 31, 2002, the Company terminated all but one of its employees; and except for a license agreement of its OneView product, it ceased all of its prior operating activities. The licensee, Global Alpha Corporation ("GAC") has paid all software related and overhead expenses including rent, telephone, etc. The Company continues to pay professional fees and expenses related to administration of a public company. The Company's principal activities will be directed to reducing its liabilities and to seeking possible acquisitions.

NOTE N--SUBSEQUENT EVENTS

Acquisition of Esstec

On April 28, 2003, Alpha Virtual, Inc. (the "Registrant") and EssTec, Inc., a privately-held Nevada corporation, entered into an Agreement and Plan of Merger. In accordance with the Merger, on May 8, 2003, the Registrant, through its wholly-owned subsidiary, Alpha Acquisition Corporation, a Nevada corporation, acquired EssTec in exchange for 4,276,162 shares of the Registrant's Common Stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

The stockholders of EssTec (aggregating approximately 100) now own approximately 74% of the Registrant's common stock outstanding as of May 8, 2003 (excluding any additional shares issuable upon outstanding options, warrants and other securities convertible into our common stock).

Description of EssTec

EssTec was incorporated on February 11, 2000 as a wholly-owned subsidiary of Converge Global, Inc., with separate operations, employees, facilities and management. EssTec was incorporated in the state of Nevada as "Essential Tech, Inc.". Essential Tech (Pvt.) Ltd, a 98%-owned sister subsidiary of Converge based in Pakistan, became its direct subsidiary in February 2000. Essential Tech (Pvt.) Ltd was incorporated in August 1999 to take advantage of the benefits offered by the Pakistan labor force, but prior to February 2000, it had not commenced operations and there had been no material activity in the company. 80% of its software development is conducted through EssTec's subsidiary in Pakistan. The remaining 20% of development, and 100% of its sales and marketing, are conducted directly through its US office.

On October 6, 2000, EssTec changed its name to EssTec, Inc. In December 2000, both Converge and EssTec executed a debt conversion agreement, in which Converge agreed to settle an outstanding debt to EssTec in the amount of $800,000 for services performed, in exchange for which EssTec received 255,782 shares of common stock, which was subsequently cancelled. Converge then distributed all of its remaining shares of EssTec's common stock to a number of outstanding debtholders of Converge, retaining no interest in EssTec. EssTec does not have any current relationship with Converge.

Through the year ended December 31, 2001, EssTec conducted business exclusively as a technology consulting service, providing general software development services for businesses, and focusing on the development of wireless applications for mobile devices such as mobile phones, personal digital assistants and handheld computers to streamline the business operations of our clients. Commencing in 2002, EssTec refocused its business to a mix of consulting services and product-based technology development, focusing on the creation of proprietary software platforms. All of EssTec's product development work for both its proprietary applications and its consulting clients is conducted through its off-shore development center in Lahore, Pakistan. EssTec uses this center to employ skilled software developers and technicians who are proficient in the major programming languages, but at substantially lower cost than an on-shore competitor would have to pay for a similar level of skilled labor. EssTec U.S. operations consist primarily of management and project managers, who serve as liaisons between EssTec's clients and its developers and technicians in Pakistan.

While EssTec still maintains its wireless and project consulting business, EssTec has also begun research and development on several different proprietary applications and products that EssTec believes will experience market demand in several industry segments. EssTec intends to focus on mobile technologies that complement its existing suite of products, and anticipates both developing these technologies as well as acquiring companies with technologies that complement EssTec's and are financially advantageous.

Letter of Intent to Acquire Veridicom

On July 10th, 2003, Alpha Virtual, Inc. announced that it has entered into a binding Letter of Intent to acquire all key assets of Veridicom, Inc. for a combination of cash and shares of common stock. The closing of the transaction is anticipated within the next 30 days and subject to a definitive asset purchase agreement. The asset purchase will include the purchase of all of Veridicom's intellectual property, patents and patent applications, methodology, and other key technologies. Under the terms of the asset purchase, Veridicom, Inc. will retain certain licensing rights to use the technology.

Veridicom designs, manufactures and distributes the FPS200 digital silicon fingerprint sensor and matching fingerprint algorithms, used by PC OEMs and other makers of personal security devices. Veridicom also provides sensors to a variety of hardware PC peripherals engineered to protect information accessed on a PC or remotely through a network. Based on security and biometric standards, these devices include USB peripherals, PCMCIA cards and smart-card readers. Veridicom also provides (SDK Software Development Kits) and application software that complements its authentication devices, enabling a complete personal security solution.

                                INDEX TO EXHIBITS

                        [ALPHA VIRTUAL, INC. LETTERHEAD]

302 Certification
-----------------
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Charles A. Lesser, President and Chief Financial Officer of Alpha Virtual, Inc. (the registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of Alpha Virtual, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 14, 2003



/s/   Charles A. Lesser
-----------------------
Charles A. Lesser
President and
Chief Financial Officer

Exhibit 99.1

                        [ALPHA VIRTUAL, INC. LETTERHEAD]


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Alpha Virtual, Inc. (the "Company") on Form 10-KSB for the period ending March 31, 2003 as filed with the Securities And Exchange Commission on the date hereof (the "Report"), I, Charles A. Lesser, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         /s/ Charles A. Lesser
         -------------------------
         Charles A. Lesser
         President and
         Chief Financial Officer

         Date:  July 14, 2003


         The foregoing certification is being furnished solely pursuant to 18 U.S.C. ss.1350 and is not being filed as part of the Report or as a separate disclosure document.