Form 10KSB/A
period 2003-03-31
ALPHA VIRTUAL INC/CA/
filed 2003-09-16
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB/A

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

Dated: September 16, 2003 ALPHA VIRTUAL, INC.





By:     /s/  Charles A. Lesser
        ---------------------------------
        Charles A. Lesser
        Acting President and Chief
        Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




       Signature                       Title                              Date


/s/ Charles A. Lesser     Acting President Chief              September 16, 2003
----------------------    Financial Officer and Director
Charles A. lesser




/s/ Bill Cheung
----------------------    Director                            September 16, 2003
Bill Cheung


/s/ Saif Mansour
----------------------    Director                            September 16, 2003
Saif Mansour

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

s/Beckman Kirkland Whitney
Agoura Hills, California
July 5, 2003

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

The following table summarizes the calculation of basic and diluted earnings per share for the years ended March 31:


                                                 2003           2002
Numerator
  Basic and diluted earnings per
  share-- net income (loss)                $  (1,832,383)  $  (2,956,692)
Denominator
  Basic earnings per share-- Weighted            996,687        445,749
  average number of common shares
  outstanding during the year
Incremental common shares attributable                 -               -

to assumed exercise of outstanding stock
options
Denominator for diluted earnings per share       996,687          445,749

Basic earnings (loss) per share            $       (1.84)  $       (6.64)
Diluted earnings (loss) per share          $       (1.84)  $       (6.64)


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

The Company's 1982 Employee Incentive Stock Option Plan, as amended, authorized the issuance of options to purchase 690,000 shares of common stock which may be granted to employees, including officers, of the Company. No options may be granted under this plan after November 1992. Options to purchase 0 and 3,800 (0 and 108 options after the two reverse splits of common shares) shares were outstanding and exercisable under this plan at March 31, 2003 and 2002.

In September 1992, the Company's shareholders approved the 1992 Stock Option Plan which authorizes the issuance of incentive and non-qualified options to purchase 300,000 shares of Common Stock which may be granted to employees, directors, consultants and advisors. The exercise price of the incentive options may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to optionees who are 10% or more shareholders of the Company). The exercise price of non-qualified stock options may not be less than 85% of fair market value. Options become exercisable in installments as determined at the time of grant. Options expire no later than ten years from date of grant (five years with respect to incentive options granted to optionees who are 10% or more shareholders). Options to purchase 159,000 and 217,500 shares were outstanding(options to purchase 4,543 and 6,214 shares after the two reverse splits of common stock) and exercisable under this plan at March 31, 2003 and March 31, 2002.

The 1988 Directors' Option Plan authorizes the issuance of options to purchase 100,000 shares of common stock. The options are automatically granted on April 1st of each year and expire five years after the date of grant. The options are fully vested and exercisable at date of grant. The exercise prices may not be less than 100% of fair market value of the common stock on the date of grant. Options to purchase 0 and 12,000 shares were outstanding (0 and 343 shares after the two reverse splits of common stock) and exercisable under this plan at March 31,2003 and 2002. No options can be granted under this plan after July 1998.

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


Changes in the status of options are summarized as follows for fiscal years ended March 31:

                                           2003               2002
Outstanding at beginning of year           50,337             31,094
Granted                                    51,429             19,243
Canceled or expired                        0                  0
Exercised                                  0                  0
                                           ------------------ -----------------
Outstanding at end of year                 101,766            50,337
Available for grant at end of year             114            51,543
Price range of options:
Outstanding at end of year                 $1.33 - $105.00    $3.85 - $105.00
                              Exercised    $             0    $             0

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

(In thousands, except per share amount)         2003            2002
----------------------------------------     ----------     -----------
Net earnings
                       As reported           $   (1,832)    $    (2,957)
                       Pro forma             $   (2,021)    $    (3,387)
Net earnings per share
                       As reported           $    (1.84)    $     (6.64)
                       Pro forma             $    (2.03)    $     (6.64)

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

Date:  September 16, 2003



/s/   Charles A. Lesser
-----------------------
Charles A. Lesser
President and
Chief Financial Officer