Form 10QSB
period 2003-06-30
ALPHA VIRTUAL INC/CA/
filed 2003-09-19
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant's common stock as of June 30, 2003 was 5,846,180.

Transitional Small Business Disclosure Format (check one):

                                   Yes        No  X
                                      -----     -----

                                     1 of 41

                                      INDEX
                                      -----
                               ALPHA VIRTUAL, INC. AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

         Consolidated Balance sheets, June 30, 2003 and
         March 31, 2003.                                                    3

         Consolidated Statements of operations, three months
         ended June 30, 2003 and three months ended June 30, 2002           5

         Consolidated Statements of cash flows, three months
         ended June 30, 2003 and June 30, 2002.                             6

         Notes to financial statements.                                     7

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations.                                         17

PART II. OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K.                                 12


























                                    2 of 41

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                   June 30, 2003  March 31, 2003
                                                    (Unaudited)       (Audited)
                                                   ------------    ------------
ASSETS:
Current Assets:
--------------
Cash and cash equivalents                          $    192,857    $     39,327
Receivables, net of allowance of $105,117 as of           5,000              -
   June 30, 2003 and March 31, 2003 - Note B
Other Receivables                                        42,519              -
Related Party Receivables                                78,150              -
Prepaid expenses                                         23,333          40,833
                                                   ------------    ------------

Total current assets:                                   341,859          80,160

Equipment & Leasehold Improvements, at cost              64,699          13,725
Less accumulated depreciation and amortization          (49,830)         (4,545)
                                                   ------------    ------------
                                                         14,869           9,180

Other Assets                                              5,000           5,000
                                                   ------------    ------------

TOTAL ASSETS                                       $    361,728    $     94,340
                                                   ============    ============















                  See Notes to Financial Statements (Unaudited)



                                    3 of 41

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                   June 30, 2003  March 31, 2003
                                                    (Unaudited)       (Audited)
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current Liabilities:
-------------------
Accounts payable                                   $    392,798    $    237,951
Payroll taxes payable                                   177,300         108,512
Accrued compensation                                     30,000          30,000
Deferred Compensation                                   186,285              -
Due to Related Parties                                  292,815              -
Other accrued liabilities                                48,291          33,350
Short term debt - Note D                                620,000         435,000
Loans payable to shareholders - Note D                   28,000          28,000
Rate reserve                                            100,000         100,000
                                                   ------------    ------------
Total current liabilities:                            1,875,489         972,813

Long-Term Liabilities:
---------------------
                                                             -               -
                                                   ------------    ------------

Total Liabilities                                     1,875,489         972,813

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' DEFICIT:
     Common Stock, par value $.001 per share, authorized 60,000,000 shares,
     5,846,180 shares at June 30, 2003
     and 1,498,952 at March 31, 2003

Issued and outstanding                                    5,846           1,499
Deferred compensation                                  (300,599)             -
Additional paid in capital                            4,198,197      17,783,832
Accumulated deficit                                  (5,417,205)    (18,663,804)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                          (1,513,761)       (878,473)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT                                            $    361,728    $     94,340
                                                   ============    ============


                  See Notes to Financial Statements (Unaudited)

                                    4 of 41

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,
                                                        2003            2002
                                                   ------------    ------------
Net Sales                                          $    231,500    $     52,270
Cost of Sales                                                -           47,058
                                                   ------------    ------------

Gross Profit                                            231,500           5,212

Costs and expenses:
Selling, general and administrative                     545,625         670,897
Research & development                                       -          399,973
                                                   ------------    ------------
Operating loss                                        (314,125)      (1,065,658)

Other Income/(Expense)

Interest Income                                              71               -
Interest Expense                                         (5,185)              -

Loss before taxes                                      (319,239)     (1,065,658)
Income tax provision                                          0               0
                                                   ------------    ------------

Net loss                                           $   (319,239)   $ (1,065,068)
                                                   ============    ============



Earnings per share:
       Basic:                                      $      (0.11)   $      (0.05)

       Diluted:                                    $      (0.11)   $      (0.05)
                                                   ============    ============

Weighted average common and common equivalent shares:



Basic - Note E                                        2,948,028         671,030

Diluted - Note E                                      2,948,028         671,030
                                                   ============    ============





                  See Notes to Financial Statements (Unaudited)


                                    5 of 41

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                    Three Months Ended June 30,

                                                        2003            2002
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $   (319,239)   $ (1,065,658)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                             3,748           1,333

Changes in assets and liabilities:
   Receivables                                           (5,000)         (7,500)
   Prepaid expenses                                     (17,500)         14,784
   Other receivables                                    (42,519)             -
   Related Party receivables                            (78,150)             -
   Accounts payable                                     237,559         173,058
   Payroll taxes payable                                 68,788         112,500
   Accrued compensation                                (119,096)             -
   Other accrued liabilities                             14,941           2,465
                                                   ------------    ------------

Net cash used by operating activities:                 (256,468)       (769,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                      -            (765)
                                                   ------------    ------------

Net cash used by investing activities                         -            (765)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                      225,000         750,000
Proceeds from short term debt                           185,000
                                                   ------------    ------------

Net cash provided in financing activities               410,000         750,000

NET INCREASE (DECREASE) IN CASH                         153,532         (19,783)
                                                   ------------    ------------


Cash, beginning of period                          $     39,327    $     19,807
Cash, end of period                                     192,859              24
                                                   ============    ============

Cash paid during period for income taxes                      0               0
Cash paid during period for interest expense                  0               0


                  See Notes to Financial Statements (Unaudited)

                                    6 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2003.

The merger of the Company with Esstec, Inc. has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Esstec, Inc. obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Alpha Virtual, Inc., with Esstec, Inc. being treated as the continuing entity. The continuing company has retained March 31st as its fiscal year end. The historical results for the three-month period ended June 30, 2003 include Esstec, Inc. and Alpha Virtual, Inc. (from the acquisition date), while the historical results for the six-month period ended June 30, 2002 include only the Company.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


                                    7 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


                                    8 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


                                    9 of 41

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


NOTE D - SHORT TERM DEBT


As of June 30, 2003 and March 31, 2003 the Company had loans outstanding of $28,000 to various shareholders. These loans are past due as of March 31, 2002. The loans are convertible to common stock at $0.15 per share at the option of the note holder.


                                    10 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


As of June 30, 2003 the company had short term debt of $185,000 due Jan 4, 2004. The loans can be converted by the company into common Stock at $1.00/ per share. The loans bear interest at 11% which will be waived if the loan is converted.

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

NOTE F--RECENT ACCOUNTING PROUNCEMENTS

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


                                    11 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


                                    12 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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







                                    13 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE G--REVERSE STOCK SPLIT

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

NOTE I--OPERATING EXPENSES OF THE COMPANY

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



                                    14 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE J--SUBSEQUENT EVENTS AND ACQUISITIONS

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


                                    15 of 41

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


















                                    16 of 41

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

Business

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






                                    17 of 41

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



                                    18 of 41

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

Using OneView, buddy groups of teens will cruise the Web together looking for new entertainment. Educators and researchers will lead each other to new found

                                    19 of 41
knowledge resources. Parents will "network" to find the most appropriate Web sites for their toddlers and preview films for themselves. Doctors, lawyers, and business executives will soon be seen holding both a phone and a mouse while reviewing medical images, scrutinizing legal documents, and revising projects and plans with colleagues online. And sales and customer support representatives will help clients click through volumes of inventory to reach the perfect sale item.

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

                                    20 of 41

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

OneView Forms(TM) permits two or more users to fill out HTML forms and questionnaires together. Each member sees the text being written in the form's fields as it is occurring. When the collaborative group (or its leader) agrees on the final version, it is submitted via the normal client/server connectivity to the host system for processing or storage. This functionality greatly simplifies and speeds information submission for collaborative group shopping sessions, for e-commerce assistance between a sales agent and a customer, and


                                    21 of 41
for eCRM at the crucial shopping cart stage in order to assist shoppers who are confused or have questions about filling out the forms.

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



                                    22 of 41

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



                                    23 of 41

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

The Company's technology developments are the result of internally funded projects and customer-sponsored contracts. In the case of internally funded developments, the Company retains all rights to the development. In the case of


                                    24 of 41
customer-sponsored contracts, the Company's rights to the developments and requirements to disseminate the development data are governed by its agreement with the customer. Under U.S. Government contracts, the situation depends on the type of contract and the assertion of proprietary rights to technology and /or data when entering into the contract.

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




                                    25 of 41

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

Because our technology allows customers to create unique collaborative applications involving all types of media, singly and in combination, with reuse of content and minimal or no interference to current operating software, each customer effectively creates a new enabling technology that can also be used by others, thus exponentially expanding our customer base and greatly increasing the sales potential. The end user is able to access OneView capabilities


                                    26 of 41
directly from a large number of different Web applications without any prior or separate download, so the ability to collaborate within each particular Web application comes simply, easily and transparently. By its focus on developers and service providers, Alpha Virtual avoids marketing to end-users, and avoids the requirement for the end-user to choose Alpha Virtual. This is a substantial differentiating factor and marketing advantage, and is in direct contrast to the major Meeting Environment and C-Commerce companies, such as WebEx and Groove and others. Such companies, and Groove in particular, are primarily trying to position themselves as the virtual meeting space that appeals most to end users. In contrast, we are positioning our products as the technology behind the Web applications that appeal most to end users. We believe that developers and service providers will choose OneView because of its technical and performance advantages, and because it allows them to increase their capabilities and/or meet specific market needs.

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


                                    27 of 41

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

EssFlow Systems can be modified based on client and industry needs. The first suite of products based on EssFlow Systems was completed in April 2002. The particular benefit of EssTec's technology is that it allows individuals who are not organized under one company structure to share and collaborate on the same information. If all participants were under the same company structure, the


                                    28 of 41
issue of a central database could be handled internally by a company intranet. However, many projects require individuals from various companies to interact with and manipulate the same information from one database, which becomes complicated and complex without a central intranet. EssFlow endeavors to resolve this issue by allowing outside collaborators to have the same access to information as internal intranet users. EssFlow allows outsiders in.

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

On December 2, 2001, EssTec was retained by Crescent Diagnostic Medical Group, a related party, to develop a customized version of MedFlow, targeted towards the worker compensation industry. The President and Medical Director of Crescent Diagnostic, Dr. Sana Khan, is also a director of EssTec. This agreement expired


                                    29 of 41
in April 2002. On July 15, 2002, EssTec entered into a two-month agreement with Crescent Diagnostics to enhance the system EssTec developed for Crescent, for which EssTec was paid an additional $28,000. EssTec has not experienced any significant adverse consequences as a result of its completion of these agreements, and does not anticipate experiencing any such consequence.

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


Recording Industry and Production

EssTec also intends to market its EnterFlow product to the recording industry, particularly record companies and individual record producers. This industry is similar to the film and television industry in that it involves multiple parties


                                    30 of 41
and departments for record production. EnterFlow is intended to enable users in the industry in the various stages of pre-production (including rehearsal), track selection, producer selection, studio selection, and session musician and equipment hire to access information regarding budget updates, scheduling, travel, equipment hire, rough mixes, and other creative and administrative elements which are continuously updated in real time.


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

EssTec intends to focus any acquisitions to maximize its off-shore development model to acquire target companies that have viable products, but are not yet profitable. EssTec believes it may be able to purchase these "revenue generating, money losing" operations in the information technology industry at currently depressed valuations. EssTec then would restructure these companies


                                    31 of 41
into profitable enterprises primarily by supplementing the acquired company's development team with cost-effective, skilled basic programming teams. EssTec believes this may substantially reduce the cost of development, which would provide a stream of revenue. EssTec intends to fund any acquisitions with either cash, stock or a combination of both, as EssTec deems appropriate at the time.


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


                                    32 of 41

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


Customers And Suppliers

As of December 31, 2001, 83% of EssTec's revenues have been generated by two customers, International Wireless and Control Systems, Inc. and Physicians Mobile Medical Group, Inc. As of December 31, 2002, Crescent Diagnostic Medical Group, a related party, accounted for approximately 22% of EssTec's revenues, Medflow Solutions, Inc., a related party, accounted for approximately 20% of its revenues, and 1st Step, Inc., a related party, accounted for approximately 10% of its revenues. Mr. Shaun Edwardes, EssTec's former Chief Executive Officer, is a director of 1st Step, and Mr. Bill Cheung, a director, also serves as Chief Executive Officer and a director to 1st Step. The remaining 48% of its revenues were generated by nine non-affiliated parties, of which one customer, Doctor's Business Services, accounted for approximately 10% of revenues EssTec does not have any other customers generating over 10% as of December 31, 2002, and none of its other customers are affiliates. EssTec does not rely on any supplier for


                                    33 of 41
a material amount of its raw materials, and EssTec purchases all supplies at fair market prices.


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


Employees

As of June 30, 2003, Alpha Virtual had one employee.





                                    34 of 41

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









                                    35 of 41

RESULTS OF OPERATIONS

Net Sales. Net sales for the three-month period ended June 30, 2003 were $231,500. Net sales for the three-month period ended June 30, 2002 were $52,270. Alpha Virtual is in a state of transition and net sales are representative of initial attempts to market their software and fees for services rendered. Esstec Inc sales are from the sale of its Medflow products

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $520,033 or 49% in the three-month period ended June 30, 2003 compared to the comparable three-month period in the prior fiscal year. This decrease was the result of the shutdown of Alpha Virtual research and development of the One View product offset by the addition of the Esstec expenses.

Interest Expense. Interest expense was $5,185 and $0 in the three-month periods ended June 30, 2003 and June 30, 2002.

Liquidity and Capital Resources. The Company is experiencing continuing liquidity problems due to a lack of revenues and the absence of cash reserves. At June 30, 2003, the Company's unrestricted cash and cash equivalent balance of $192,859 was the result of equity investments made during the quarter ended June 30, 2003 and revenues from contracts and fees. The majority of that cash has been used for operations. The Company had negative working capital of $1,533,630 at June 30, 2003, compared to negative working capital of $892,653 at June 30, 2002. The increase in negative working capital was due primarily to the continued operating losses the Company sustained. The Company continues to have difficulty in meeting all of its obligations as they come due

The Company requires significant additional financing from external sources to be able to fund the development of enhancements to its OneView product suite and to provide for marketing and sales personnel and related expenses to gain market acceptance of its commercial software products. Although we were successful in the prior fiscal year in obtaining private equity financing that fulfilled our capital requirements at planned expense levels, we cannot assure that the Company will be able to raise the additional monies required to fund operations in the current fiscal year and thereafter. We also are unable to provide assurances that our commercial software products will start to generate significant levels of revenue or that we will become profitable. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders. The Company continues to pursue U.S. Government sponsored development contracts that have provided technical inputs to the commercial software products as well as providing revenue and income. The Company is also exploring strategic business alliances and potential business combinations in order to meet our short and long-term objectives.

The Company's operating activities used cash of $256,468 during the quarter ended June 30, 2003 resulting primarily from the operating loss incurred during the period and the costs associated with the development and commercial introduction of the its commercial software products.

The Company's financing activities provided cash of $410,000 during the quarter ended June 30, 2003. The funding came from loans and sale of common stock..


                                    36 of 41

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 10-KSB dated March 31, 2003.



                           Part II. OTHER INFORMATION

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

On April 14, 2003, a majority of the Company's shareholders approved a one-for-seven reverse stock split. After required filings with the Securities and Exchange Commission and notice to all shareholders of the Company, the one-for-seven reverse stock split became effective on April 14, 2003. In connection with the reverse stock split, the Company's common stock now trades under the new trading symbol: "AVRT." Sales of Unregistered Securities ITEM 5. SALES OF UNREGISTERED SECURITIES Global Alpha Corporation

On April 5, 2001 we entered into a Securities Purchase Agreement with Global Alpha Corporation, a British Virgin Islands company ("Global Alpha"), wherein the Company agreed to sell up to 14,616,444(pre the two reverse splits) shares of its common stock to Global Alpha for total purchase price of $3,226,200. In fiscal 2002, we received $2,400,000 of the purchase price, and the balance had been received as of June 30, 2002.

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




                                    37 of 41

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



                                    38 of 41

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

During April



Item 6. Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

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


                                    39 of 41

 10.22 License Agreement entered into between the Company and Global Alpha Corporation.
 10.23 Restated Multiple Advance Convertible Promissory Note entered into by the Company and Global Alpha Corporation, Dated July 9, 2002.
 10.24 Security Agreement entered into between the Company and Global Alpha Corporation, dated July 9, 2002.


 (b) The Registrant filed a reports on Form-8K on May 5,2003 and May 22, 2003 during the quarter ended June 30, 2003.

 -------------------------------
     (1) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 9, 2000.

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

     (10)Incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 2000.















                                    40 of 41

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15 2003 ALPHA VIRTUAL, INC.





By:     /s/  Charles A. Lesser
        ---------------------------------
        Charles A. Lesser
        Acting President and Chief
        Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




      Signature                       Title                           Date


/s/ Charles A. Lesser      Acting President, Chief            September 15, 2003
----------------------     Financial Officer and Director
Charles A. lesser



















                                    41 of 41

                        [ALPHA VIRTUAL, INC. LETTERHEAD]

302 Certification
-----------------
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Charles A. Lesser, President and Chief Financial Officer of Alpha Virtual, Inc. (the registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Alpha Virtual, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 15, 2003



/s/   Charles A. Lesser
-----------------------
Charles A. Lesser
President and
Chief Financial Officer