Form 10QSB
period 2003-09-30
ALPHA VIRTUAL INC/CA/
filed 2003-11-26
CIK 710217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended Seotember 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to .

                           Commission File No: 0-12382

                              Alpha Virtual, Inc.
              ----------------------------------------------------
                         (formerly Perceptronics, Inc.)
             (Exact name of Registrant as specified in its Charter)



             Delaware                                      95-2577731
  -------------------------------                    ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


            555 S. flower Street, suite 4670, Los Angeles, CA  90071
            --------------------------------------------------------
            (Address of Principal Executive Offices)        Zip Code

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


The number of shares outstanding of the Registrant's common stock as of September 30, 2003 was 5,912,846.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----     -----


                                     1 of 25

                                      INDEX
                                      -----


                       ALPHA VIRTUAL, INC. AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

         Consolidated Balance sheets, September 30, 2003 and
         December 31, 2002.                                                 3

         Consolidated Statements of operations, three months
         ended September 30,2003 and 2002 and nine months ended September
         30, 2003 and 2002                                                  5

         Consolidated Statements of cash flows, nine months
         ended September 30, 2003 and 2002                                  6

         Notes to financial statements.                                     7

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations.                                         16

PART II. OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K.                                 23























                                    2 of 25

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                Sept 30, 2003  December 31, 2002
                                                    (Unaudited)       (Audited)
                                                   ------------    ------------
ASSETS:
Current Assets:
--------------
Cash and cash equivalents                          $    162,504    $     22,664
Receivables, net of allowance of $105,117 as of           5,001              -
 September 30, 2003
Other receivables                                       119,408             300
Related party receivables                               222,832          27,556
Prepaid expenses & other current assets                   5,833          45,133
                                                   ------------    ------------

Total current assets:                                   515,578          95,653

Equipment & Leasehold Improvements, at cost              67,999          91,490
Less accumulated depreciation and amortization          (48,007)        (42,073)
                                                   ------------    ------------
                                                         19,992          49,417

Other Assets                                              5,000              -
                                                   ------------    ------------

TOTAL ASSETS                                       $    540,570    $    145,070
                                                   ============    ============

















                  See Notes to Financial Statements (Unaudited)

                                     3 of 25

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                Sept 30, 2003  December 31, 2002
                                                    (Unaudited)       (Audited)
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current Liabilities:
-------------------
Accounts payable                                    $   372,397    $    188,971
Accrued expenses                                        226,379         109,016
Accrued compensation                                     30,000              -
Deferred Compensation                                   178,155         140,618
Due to Related Parties                                  265,244         189,947
Other accrued liabilities                                     -          33,350
Short term debt -                                       439,600          45,000
Loans payable to shareholders                            28,000              -
Rate reserve                                            100,000              -
Current portion of capital lease                              -           5,423
                                                   ------------    ------------
Total current liabilities:                            1,639,775         678,975

                                                   ------------    ------------

Total Liabilities                                     1,639,775         678,975



COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' DEFICIT:
         Common Stock, par value $.001 per share,  authorized 60,000,000 shares,
          5,912,846 shares at September 30, 2003 and 4,259,496 at December 31, 2002

Issued and outstanding                                    5,912           4,259
Deferred compensation                                  (300,599)       (477,141)
Additional paid in capital                            4,548,791       5,129,790
Accumulated deficit                                  (5,353,309)     (5,200,813)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                          (1,099,205)       (533,905)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT                                            $    540,570    $    145,070
                                                   ============    ============


                  See Notes to Financial Statements (Unaudited)

                                     4 of 25

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                            Three Months Ended             Nine Months Ended
                                September 30,                  September 30,

                               2003          2002*          2003        2002*
                       ------------  ------------    ------------  ------------
Net Sales              $     34,335  $    101,889    $    265,835  $    241,181
Cost of Sales                     -        44,388    $     40,800  $     64,388
                       ------------  ------------    ------------  ------------

Gross Profit                 34,335        57,501         225,035       176,793

Costs and expenses:
Selling, general and
  administrative            280,448       292,797         390,019     1,503,054
Research & development            -        12,226               -       112,066
                       ------------  ------------    ------------  ------------

Operating loss             (246,113)     (247,522)       (164,984)   (1,438,327)

Other income/(expense)         (213)       (7,460)         (7,171)      (11,880)

Net Loss                   (246,326)     (254,982)       (172,155)   (1,450,207)
Income tax provision              -             -               -             -
                       ------------  ------------    ------------  ------------

Net loss               $   (246,326) $   (254,982)       (172,155)   (1,450,207)
                       ============  ============    ============  ============

Basic and Diluted  Loss per share:

                       $      (0.04) $      (0.06)   $      (0.03) $      (0.38)

                       ============  ============    ============  ============


Weighted average common shares outstanding :



                          5,879,513     3,841,435       5,094,504     3,841,435
                       ============  ============    ============  ============

*Amounts for 2002 refer to Esstec, Inc. only






                  See Notes to Financial Statements (Unaudited)

                                     5 of 25

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)          Nine Months Ended
                                                   September 30    September 30
                                                       2003            2002*
CASH FLOWS FROM OPERATING ACTIVITIES               ------------    ------------
Net loss                                          $   (172,155)   $  (1,448,991)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and amortization                            3,851           30,025
Stock based compensation                                              1,021,364
Common stock issued for services                                         76,477
Common stock issued as interest expense                                  12,660

(Increase)/decrease in
   Accounts receivables                                 (5,001)          (8,326)
   Prepaid expenses                                     39,300            4,613
   Other receivables                                  (119,108)         (33,710)
   Related Party receivables                          (195,276)           3,933
   Other assets                                         (5,000)          23,699
Increase/(decrease) in
   Accounts payable                                    183,426           31,846
   Accrued expenses                                    117,363            8,870
   Due to related parties                               75,297           91,944
   Deferred compensation                                37,537          111,937
   Accrued compensation                                 30,000              -
   Rate Reserve                                        100,000
   Other accrued liabilities                           (38,773)
                                                  ------------     ------------
Net cash provided by operating activities:              23,461         (137,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                (6,300)            (668)
                                                  ------------     ------------
Net cash used by investing activities                   (6,300)            (668)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred Offering costs                                                (111,450)
Proceeds from exercise of warrants                                      160,477
Proceeds from sale of common stock                     200,000           85,000
Proceeds from short term debt                          254,600
Repayment of debt                                      (45,000)
Advance from parent                                   (286,921)
                                                  ------------     ------------
Net cash provided in financing activities              122,679          134,027
NET INCREASE (DECREASE) IN CASH                        139,840           (5,208)
                                                  ------------     ------------
Cash, beginning of period                         $     22,664     $      9,384
Cash, end of period                                    162,504            4,176
                                                  ============     ============
Cash paid during period for income taxes                     0                0
Cash paid during period for interest expense                 0                0

*amounts for 2002 refer to esstec, Inc. only

                  See Notes to Financial Statements (Unaudited)
                                     6 of 25

                       ALPHA VIRTUAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's report on Form 8-K/A filed on October 23, 2003.

The merger of the Company with Esstec, Inc. has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Esstec, Inc. obtained control of the consolidated entity. Accordingly, Esstec, Inc.was treated as the acquirer and Alpha Virtual, Inc. as the acquiree with Esstec, Inc. being treated as the continuing entity. The continuing company has changed its fiscal year end to December 31st. the accompanying consolidated financial statements include the results of Esstec, Inc. for all periods and the results of Alpha Virtual, Inc. beginning on the merger date.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company: Alpha Virtual, Inc., (the "Company") develops and markets innovative, real-time Web collaboration products for business, consumer entertainment, education, and government markets. The Company's patent pending OneViewTM product platform meets the growing demand for new multi-user interactivity-integrating browser, Instant Messaging, and real-time group collaboration in an on-demand basis. On October 31, 2002, the Alpha Virtual, Inc. terminated all but one of its employees. Alpha Virtual, Inc. closed a sale and license-back agreement regarding sale and license back of its One View product. Except for this sale and re-license agreement, Alpha Virtual, Inc. ceased all of its prior operating activities. Its principal activities are directed to reducing its liabilities and seeking possible acquisitions.

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



                                    7 of 25

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

On July 10th, 2003, Alpha Virtual, Inc. announced that it has entered into a binding Letter of Intent to acquire all key assets of Veridicom, Inc. for a combination of cash and shares of common stock. The closing of the transaction has changed to purchase all of the shares of Veridicom, Inc. in exchange for 3,500,000 shares of Alpha virtual, Inc. common stock and is anticipated within the next 30 days and subject to a definitive asset purchase agreement. The purchase will include the purchase of all of Veridicom's intellectual property, patents and patent applications, methodology, and other key technologies. Under the terms of the purchase, the shareholders of Veridicom, Inc. will retain certain licensing rights to use the technology.

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


Basis of Presentation: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has continued to sustain operating losses and requires substantial amounts of working capital to support its operations. At September 30, 2003 current liabilities exceed current assets by $1,124,197. The Company continues to have difficulty in meeting its obligations as they become due. The ability of the Company to operate its business and generate sufficient positive cash flows is dependent on raising additional investment capital to fund development of commercial software products. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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


                                    8 of 25

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


NOTE C - RECEIVABLES

At September 30, 2003 and December 31, 2002 there were $105,117 of receivables that represent amounts from services performed and royalties from the Eidetics sale. These amounts have been completely reserved as collection from Eidetics may prove difficult.


NOTE D - SHORT TERM DEBT


As of September 30, 2003 and December 31, 2003 the Company had loans outstanding of $28,000 to various shareholders. These loans are past due as of March 31, 2002. The loans are convertible to common stock at $0.15 per share at the option of the note holder. $10,000 of the notes were converted into 66,665 shares (13,333 shares after the November 2002 stock split) in the fiscal year ending March 31, 2002. These loans are past due as of September 30, 2003.

On July 9, 2002, the Company entered into a Restated Multiple Advance Convertible Promissory Note (the "Note") with its principal shareholder ("GAC"). The Note provides up to $425,000 of term debt to the Company maturing on July 9, 2003 at an interest rate of 11.5 percent. As of December 31, 2002, the Company


                                    9 of 25

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

amended the note and had borrowed an aggregate of $435,000 from GAC, $110,000 during the three month period ended December 31, 2002. The Note is convertible, at the election of GAC, into the Company's common stock at a price per share equal to 30% of the average trading price for the twenty business day period prior to date of conversion. The Note is secured, pursuant to a Security Agreement, by all of the Company's computer software programs. The terms of the note require repayment on demand, but in no event, earlier than July 9, 2003. The Company has not repaid the note and has concluded discussions with the noteholder to sell its OneView product in exchange for cancellation of the $435,00 note.


As of June 30, 2003 the company had short term debt of $185,000 due Jan 4, 2004. The loans can be converted by the company into common Stock at $1.00/ per share. The loans bear interest at 11% which will be waived if the loan is converted.

As of September 30, 2003 the company had additional short term debt of $254,600 due Jan 4, 2004, or $439,600 in total. The loans can be converted by the company into common Stock at $1.00/ per share. The loans bear interest at 11% which will be waived if the loan is converted.



NOTE E--LEASES AND COMMITMENTS

DCAA--Audit: The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). At September 30, 2003. there is a DCAA audit open of a large multi-year contract which was completed in 1994. The Company believes the costs charged to this contract should not result in adjustments in excess of the $100,000 reserved for possible contract price adjustments at September 30, 2003. The amount reserved is believed to be adequate and is included in current liabilities.


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


                                    10 of 25

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


                                    11 of 25

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


                                    12 of 25

                               ALPHA VIRTUAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


NOTE H -LICENSE AGREEMENT

Effective October 31 2002, the Company entered into a License Agreement with its principal shareholder, Global Alpha Corporation ("GAC") wherein GAC was granted an exclusive license to the Company's software and systems commonly referred to as the "IC3D Framework" (the "System). The System encompasses substantially all of the Company's software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the Agreement, GAC will pay to the Company a license fee of ten percent of the revenue generated from the sale or use of the System up to $1,000,000, nine percent up to $2,000,000, eight percent up to $3,000,000 and, thereafter, seven percent of the revenue generated. A minimum, annual license fee of $25,000 for the year ending December 31, 2002 and December 31, 2003 must be paid to maintain the exclusive license. At March 31, 2003 the annual license fee of $25,000 for 2002 had not been paid and the Company has waived the license fee based on discussions with GAC setting off the license fee against the short term debt of $435,000 owed by the Company to GAC. The Company ihas concluded discussions with GAC to sell the IC3D/OneView product in exchange for cancellation of the $435,000 convertible note owed by Alpha Virtual, Inc. and the $25,000 license fee owed by GAC. Accordingly, the $25,000 license fee was not accrued in the books of the Company.


NOTE I--OPERATING EXPENSES OF THE COMPANY

On October 31, 2002, the Company terminated all but one of its employees; and except for a license agreement of its OneView product, it ceased all of its prior operating activities. The licensee, Global Alpha Corporation ("GAC") had paid all software related and overhead expenses including rent, telephone, etc. through June 30, 2003. The Company continues to pay professional fees and expenses related to administration of a public company. Alpha Virtual's principal activities are directed toward reducing its liabilities, administering its subsidiary company and to seeking possible acquisitions.










                                    13 of 25

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


                                    14 of 25

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

Letter of Intent to Acquire Veridicom

On July 10th, 2003, Alpha Virtual, Inc. announced that it has entered into a binding Letter of Intent to acquire all key assets of Veridicom, Inc. for a combination of cash and shares of common stock. This agreement has been changed to a purchase of all of the outstanding shares of Veridicom, Inc. in exchange for 3,500,000 shares of the common stock of Alpha Virtual, Inc. The closing of the transaction is anticipated within the next 30 days.

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




















                                    15 of 25

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

Letter of Intent to Acquire Veridicom

On July 10th, 2003, Alpha Virtual, Inc. announced that it has entered into a binding Letter of Intent to acquire all key assets of Veridicom, Inc. for a combination of cash and shares of common stock. This agreement has been changed to a purchase agreement for 100% of the shares of Veridicom, Inc. in exchange


                                    16 of 25
for 3,500,000 shares od common stock of Alpha Virtual, Inc.The closing of the transaction is anticipated within the next 30 days.

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






                                    17 of 25

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



                                    18 of 25

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

                                    19 of 25

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


                                    20 of 25

The rental payment is approximately $460 per month. EssTec believes that it will be able to extend the lease terms or find alternative space without incurring a material cost.


Employees

As of the date of this report, EssTec has a total of 12 employees, all of which are full-time. Two employees work in its United States facility, and 10 work in its Pakistan facilities.

As of June 30, 2003, Alpha Virtual had one employee.


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


RESULTS OF OPERATIONS

Net Sales. Net sales for the nine month period ended September 30, 2003, all of which were from Esstec, Inc., were $265, 835 versus $241,181. Net sales for the three-month period ended September 30, 2003 were $34,335 versus $101,889 for the three month period during 2002.. Alpha Virtual is in a state of transition. Esstec Inc sales are from the sale of its Medflow products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ending September 30, 2003 were $390, 019 compared to $1,503,054 for the same period during 2002. during 2002 Esstec had $890,000 of non-cash compensation expenses. Expenses for the three months ending September 30, 2003 were 280, 448 (including Alpha Virtual) versus $292,797 during 2002 without Alpha Virtual).

                                    21 of 25

Liquidity and Capital Resources. The Company is experiencing continuing liquidity problems due to a lack of revenues and the absence of cash reserves. At September 30, 2003 cash balance of $162,504 was the result of equity investments made during the quarter ended September 30, 2003 and revenues from Esstec, Inc.contracts and fees. The majority of that cash has been used for operations

The Company requires significant additional financing from external sources to be able to fund the development of enhancements to its OneView product suite and to provide for marketing and sales personnel and related expenses to gain market acceptance of its commercial Esstec, Inc.software products. Although we were successful in the prior fiscal year in obtaining private equity financing that fulfilled our capital requirements at planned expense levels, we cannot assure that the Company will be able to raise the additional monies required to fund operations in the current fiscal year and thereafter. We also are unable to provide assurances that our commercial software products will start to generate significant levels of revenue or that we will become profitable. Also, the terms of any financing could be unfavorable to the Company and dilutive to its shareholders.

FORWARD LOOKING STATEMENTS

The Company hereby incorporates by reference "Forward Looking Statements" contained in the "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Form 8-K/A dated October 23, 2003.



                           Part II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

On March 28, 2003 Alpha Virtual, Inc. and Global Alpha Corporation, one of the company's main shareholders filed a lawsuit in Superior Court against Dan Mapes, a former CEO of Alpha Virtual, Inc. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming that Mapes did not devote his efforts to Alpha Virtual's product development and market strategies or maximize the profit of the business. An amount of damages has been determined, but the outcome of this lawsuit and collectability of damages cannot be determined at this time.

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

On April 14, 2003, a majority of the Company's shareholders approved a one-for-seven reverse stock split. After required filings with the Securities and Exchange Commission and notice to all shareholders of the Company, the one-for-seven reverse stock split became effective on April 14, 2003. In


                                    22 of 25
connection with the reverse stock split, the Company's common stock now trades under the new trading symbol: "AVRT." Sales of Unregistered Securities ITEM 5. SALES OF UNREGISTERED SECURITIES

In June 2003, Alpha Virtual, Inc. issued 50, 794 common shares to two investors in exchange for $200,000. The shares bear the normal restrictive legend and the two investors are considered to be sophisticated investors.

In August and September 2003, Alpha Virtual, Inc. issued 66,666 common shares to three investors in exchange for $300,000. The shares bear the normal restrictive legend and the two investors are considered to be sophisticated investors.


Item 6. Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

 (a)Exhibit Index (Management contracts, compensation plans and arrangements are identified by (*).

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


                                    23 of 25

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


















                                    24 of 25

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2003 ALPHA VIRTUAL, INC.





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
































                                    25 of 25