Form 10KSB
period 2003-12-31
VERIDICOM INTERNATIONAL INC
filed 2004-05-18
CIK 710217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                   FORM 10-KSB
(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-12382

                                -----------------


                          VERIDICOM INTERNATIONAL, INC.
                         (formerly Alpha Virtual, Inc.)

                 (Name of small business issuer in its charter)

               Delaware                                    95-2577731
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)
          3800-999 3rd Avenue                              98104-4023
          Seattle, Washington                              (Zip Code)
(Address of principal executive offices)

                                 (206) 224-6206
                           (Issuer's telephone number)
                             -----------------------

   Securities registered under Section 12(b) of the Exchange Act:  None

   Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                                 $.001 Par Value

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes     No X
                                                                      ---    ---

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

   Issuer's revenues for its most recent fiscal year: $281,997

   Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Common Stock was sold on the Over-the-Counter on May 10, 2004: $41,083,108. The voting stock held by non-affiliates on that date consisted of 7,825,354 shares of Common Stock.

   Number of shares outstanding of each of the issuer's classes of common stock at May 10, 2004:
                            Common Stock: 15,075,532

   Transitional Small Business Disclosure Format (check one)    Yes |_| No |X|

--------------------------------------------------------------------------------
                                FORM 10-KSB INDEX

PART I........................................................................3
     ITEM 1.  DESCRIPTION OF BUSINESS.........................................3
     ITEM 2.  DESCRIPTION OF PROPERTIES......................................17
     ITEM 3.  LEGAL PROCEEDINGS..............................................17
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............17
PART II......................................................................17
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......17
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......18
     ITEM 7.  FINANCIAL STATEMENTS...........................................37
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES......................................38
     ITEM 8A. CONTROLS AND PROCEDURES........................................38
PART III.....................................................................39
     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS...............................39
     ITEM 10. EXECUTIVE COMPENSATION.........................................41
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................................42
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................45
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................45
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................47
SIGNATURES...................................................................48
POWER OF ATTORNEY............................................................48

--------------------------------------------------------------------------------

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS
         This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Veridicom International, Inc. (formerly Alpha Virtual, Inc.) (the "Company"). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         Veridicom International, Inc., a Delaware corporation (hereinafter sometimes referred to as the "Company," "we," and "us"), incorporated on September 9, 1987, under the name Perceptronics, Inc. From our inception through fiscal 2000, we were engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems included both hardware and software and are used to train personnel in the use of various military and commercial equipment. Much of our simulator business was in the foreign defense industry. The tightening of defense budgets worldwide, combined with the continuing consolidation and competition in the defense industry, negatively impacted the growth and profit opportunities for small companies such as ours. As a result, in July 2000, we refocused our business. In connection with the refocus, we sold the assets related to our computer based simulation system line of business to a developer and manufacturer of specialized defense simulation products. We then commenced development of commercial products in the area of Internet collaboration.

         However, we lacked the funds necessary to exploit our developed products. As a result, in October 2002, we entered into a license agreement with our then principal stockholder, Global Alpha Corporation ("GAC") pursuant to which GAC was granted an exclusive license to our software and systems commonly referred to as the "IC3D Framework" (the "System"). The System encompassed substantially all of our software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the license agreement, GAC agreed to pay us a license fee of 10% of the revenue generated from the sale or use of the System up to $1.0 million, 9% up to $2.0 million, 8% up to $3.0 million and, thereafter, 7% of the revenue generated.

         In connection with the license agreement, in October 2002 we terminated substantially all of our employees, and except for our license agreement, ceased all of our prior operating activities. Our principal activities became directed to reducing our liabilities and seeking possible acquisitions. Management's objective was to acquire an operating company that has experienced management and the potential for profitable growth in exchange for our securities.

         On April 28, 2003, we entered into an Agreement and Plan of Merger with EssTec, Inc., a privately-held Nevada corporation ("EssTec"). In accordance with the merger, on May 8, 2003, we, through our wholly-owned subsidiary, Alpha Acquisition Corporation, a Nevada corporation, acquired EssTec in exchange for 4,276,162 shares of our common stock. The transaction contemplated by the agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

         On May 8, 2003, in connection with the EssTec merger, we changed our fiscal year end from March 31 to December 31.

         On November 25, 2003, we entered into an Agreement and Plan of Merger with Veridicom, Inc., a privately-held California corporation ("Veridicom"). In accordance with the merger, on November 25, 2003, we, through our wholly-owned subsidiary, A/V Acquisition Corporation, a Nevada corporation, acquired Veridicom in exchange for 3,500,000 shares of our common stock; 3,250,000 shares were issued to the holders of Veridicom stock and 250,000 shares were issued into escrow to cover indemnification obligations, if any, of Veridicom. The transaction contemplated by the agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Subsequent Events

         On January 16, 2004, we entered into an Agreement and Plan of Merger with Cavio Corporation, a privately-held Washington corporation ("Cavio"). The merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the merger, on February 20, 2004, we, through our wholly-owned subsidiary, A/VII Acquisition Corporation, a Nevada corporation, acquired Cavio in exchange for 5,000,000 shares of our common stock. The transaction contemplated by the agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

         The members of our Board of Directors now consist of Paul Mann, Saif Mansour, Bill Cheung and Gyung Min Kim. The following individuals constitute our officers, key employees and advisors:

         Paul Mann, President and Chief Executive Officer. Mr. Mann has held a variety of international posts throughout Europe including: Sales and Marketing Manager, Erith PLC, England; National Sales and Marketing Director, Eurodata Limited, UK; and Sales and Marketing Director ASB Grunland, Ludwigsburgh, Germany. In Canada, Mr. Mann has served as President of an international business referral service linking global trade opportunities, and has worked to spearhead the international sales and marketing initiatives of The Business Development Corporation. Mr. Mann's background in international trade and international business development led to the creation of Cavio and since its inception in 1998, he has been its Chief Executive Officer.

         Bashir Jaffer, Chief Financial Officer. Mr. Jaffer has been a member of the Canadian Institute of Chartered Accountants since 1976. He is also a Fellow of the Institute of Chartered Accountants of England and Wales. From 1998 to 2003, Mr. Jaffer was the owner and President of a travel management company. From 1983 to 1998, Mr. Jaffer was a partner at a firm of chartered accountants in located in Vancouver, British Columbia. Prior to that, Mr. Jaffer worked for a public company and an international firm of chartered accountants located in London, England. Mr. Jaffer also worked at KPMG (formerly Thorne Riddell) and PricewaterhouseCoopers (formerly Coopers & Lybrand) both located in Vancouver, British Columbia.

         Terry Laferte, SVP, Technical Operations. Mr. Laferte is a software engineering expert with a 20-year track record in IT team leadership and project management. From 2000 to 2004, Mr. Laferte was responsible for leading the development of technology applications for Cavio. From 1993 to 2000, Mr. Laferte managed all software development for the Canadian Securities Registration Systems located in Vancouver, British Columbia. From 1986 to 1993, Mr. Laferte was a senior consultant with SHL System house Ltd. Located in Edmonton, Alberta.

         Cameron Adams, Manager Marketing & Business Development. From 2001 to 2004, Mr. Adams guided the product and marketing strategies of Cavio. From 2000 to 2001, Mr. Adams served as VP, Marketing at Aerovistas.net, Inc., an Internet start-up, located in Vancouver, British Columbia, serving transportation and aviation clients. Since 1998, Mr. Adams has also served as President of his own private consulting practice, Airport Financial Services, Ltd., where he provides business development and planning services.

         Roger Brandt, Chief Technical Advisor. Mr. Brandt has more than 25 years experience in software engineering. Mr. Brandt joined Veridicom, Inc. in 2000 in the role of e-commerce architect and progressed to the post of Director of Software Engineering. Prior to 2000, Mr. Brandt was president and system architect of Bay-area consulting firms Object Works, Inc. and Signorum, Inc. where he was chiefly responsible for architecting an e-commerce gateway for IntelliPay for HP, a database for the Visa/TPS (Vital) credit card authorization and capture system, retail point of sale networks and credit card authorization and capture systems. Mr. Brandt has also worked as a software developer at Tandem Computers. Mr. Brandt holds a Bachelor's Degree from Valparaiso University and has completed the coursework portion of his Masters Degree in Mathematics from California State University, Hayward.

         We officially changed our name from Alpha Virtual, Inc. to Veridicom International, Inc. on February 23, 2004.

         Following the name change, shares of our common stock are traded under the symbol "VRDI" on the OTC Bulletin Board (the "OTCBB").

         On April 16, 2004, Messrs. Al-Zarooni and Mirza resigned from the Board of Directors.

Description of the Company Post-Merger

General

         Following the merger with Cavio, we realigned our business strategy to leverage the core operations of each of our subsidiaries. We have three operational subsidiaries: Cavio, Veridicom and EssTec.

         Since March 1, 2004, we have undertaken a comprehensive review of all pre-merger operations. This on-going review has included all facets of operations, including the supply chain, product development, previous sales and marketing agreements, internal controls and reporting systems. Based on this review, we have decided that a thorough reorganization of all of the companies is warranted, including a re-evaluation of the supply chain, method of manufacture, product strategy and other organizational procedures. Although distracting in the short-term, we believe that this review is in the long-term best interests of the Company and our stockholders. As part of the reorganization, we closed our Sunnyvale, California offices on April 15, 2004 in favor of a more cost effective and efficient development environment in the Pacific Northwest.

         Our core strategy is to build a comprehensive authentication suite of products and services, with market-specific applications that leverage the core identity management infrastructure. We believe there is a significant need for an auditable, scalable product solution capable of linking an individual to a specific electronic event or transaction -- a strong authentication solution that safeguards legitimate interests and adheres to emerging electronic commerce legislation. Our identity management solutions employ public key infrastructure and a "virtual token" based technology to control, audit and monitor the identification processes for electronic events and transactions.

         We will focus on transforming the market for biometrics and growing the market beyond traditional security applications. In particular, the strategy will be to expand the traditional security offerings to include security and convenience value propositions for commercial or point-of-sale transactions. By developing customizable applications as well as authentication technology, we are endeavoring that our brand become synonymous with secure, authenticated transactions.

         We offer a solution that we believe not only addresses an organization's current requirements for stronger and more scalable authentication and authorization, but also addresses a future vision for security, via a combination of centralized and distributed identity repositories and administration tools. Utilizing biometric technology, we provide organizations with an authentication solution that also provides users with increased convenience by reducing the reliance on passwords.

         We have a strong management team with combined experience in sales and marketing, vertical market knowledge, technology development, and hardware integrated circuit design. In addition, we will have access to a network of advisors and consultants with significant expertise in technology, government, security, and financial services. These advisors will be invited to form a more formal advisory board to provide strategic direction for products and services, and, they may be leveraged to provide targeted business development contacts in key target markets.

         There are several factors that management believes will provide new opportunities or present new challenges for us. We believe that regulatory, technological, and cultural changes will create new opportunities. International distribution arrangements are currently in place, while new channels are being developed.

Product and Services Overview

Authentication vs. Identification

         Webster's Dictionary defines the term "Identification" as follows: evidence of identity; something that identifies a person or thing. With biometric technology, identification is the process of identifying individuals strictly from their biometric scan from a group of hundreds, thousands, or millions of entries.

         Webster's Dictionary defines "Authentication" as follows: To establish the authenticity of; prove genuine. Authentication of a biometric sample or an individual is confirmed on a one-to-one basis, by comparing a pre-registered template to a person presenting a live finger or other live biometric.

         In a commercial environment, it is more feasible, more convenient, and users can be authenticated more quickly on a one-to-one basis via authentication.

Unique Minutia Extraction

         Privacy is a paramount concern to us, and as discussed further, it addresses individual privacy concerns through a variety of technology solutions and business rules. One of the primary means of addressing privacy concerns surrounding the use of fingerprints or other biometric samples is the creation of a minutia. Via a complex set of proprietary algorithms and computer processes, we extract a mathematical representation of a biometric sample (i.e., fingerprint) and stores this data in a secure file (minutia file). We do not store biometric images. This alleviates concerns surrounding the storage of personal biometric information, and further protects an individual's privacy by making it virtually impossible for a hacker or malicious computer code to recreate an individual's fingerprint from a minutia file.

Identity Management Infrastructure

         Our core strategy is to build a comprehensive authentication suite of products and services, with market-specific applications that leverage the core identity management infrastructure.

         We believe that there is a significant need for an auditable, scalable and legally recognized product solution capable of linking an individual to a specific electronic event or transaction -- a strong authentication solution that safeguards legitimate interests. Our identity management solutions employ public key infrastructure and a "virtual token" based technology to control, audit and monitor the identification processes for electronic events.

           o Deployment of biometric technology provides irrefutable authentication and validation of a user's identity eliminating the sole reliance on the vulnerable password/PIN infrastructure;

           o Enterprise middleware systems can move authenticated events securely in real-time over the Internet through a "trusted path";

           o Creating a non-reputable and legally recognized "card-present" scenario for events conducted for previously anonymous Internet credit card transactions;

           o Allowing for the audit and assignment of a digital signature to any electronic event proving without question the time and origin of an event and actual event occurrence;

           o Authenticating instead of identifying false accept and false reject rates approach zero and scalability is achieved; and

           o Our portfolio allows organizations to leverage investments in existing IT infrastructure.

Authentication Service

         We intend to offer authentication services on a hosted basis. Corporations, governments, or other enterprises that do not wish to invest in a full server based biometric infrastructure may choose to have us manage this service on their behalf. We maintain a fully redundant hosting infrastructure at its data center that can accommodate multiple customers and their users. The additional advantage of this solution is that we maintain our expertise in managing identities and biometric information, relieving organizations of this responsibility.

         It is expected that the authentication service will be available on a subscription basis in addition to a one-time setup fee. In addition, it is expected that this service will be made available through certified third party systems integrators. It is expected that these integrators will typically offer a variety of hosted services to large organizations and therefore have the capability and resources available.

         We have an extensive portfolio of products and services that are currently available to customers, or that are available subject to customization and specific requirements definition. However, we realize the need to continue an aggressive product development strategy to meet the needs of the marketplace and advance the adoption of biometrics. Management believes that in general the industry faces continuous pressures to reduce the cost of devices and solutions in order to provide a greater ROI to organizations. As such, we endeavor to deliver additional products that provide a high degree of application flexibility to the end user. It is expected that we will build our products to meet the needs of both current and future state-of-the-art technology and will incorporate third party technology solutions where needed.

         For example, we believe that the rollout of 3G wireless and Bluetooth infrastructure creates a more stable and secure communications protocol to offer wireless functionality. We are in the process of developing a variety of solutions to accommodate mobile users and mobile applications for biometrics. Leveraging core expertise in the enrollment, verification and application of an individual's biometric information, it is expected that we will work with partners to develop applications for wireless phones, PDA's, tablet PC's, point of sale, and other devices.

         The following table outlines our current and short-term product portfolio:

          Product                               Description
          -------                               -----------
          FPS200                                Solid state silicon sensor,
                                                256 x 300 array

          FPS250 Solid state silicon sensor, lower cost, less surface area than FPS200 sensor

          FPS300                                Swipe sensor, low cost, low area
                                                sensor for mobile devices

          G2                                    Next generation desktop
                                                peripheral with new plastic
                                                housing

          G2-CRFID                              62 peripheral with RFID
                                                capability

          G2-CSMART                             G2 peripheral with smart card
                                                reader

          G2-CMAG                               G2 peripheral with magnetic card
                                                reader

          Matchboard - wired                    Standalone fingerprint
                                                recognition system  with trusted
                                                sensor crypto capability, FPS250
                                                sensor, KVM

          Matchboard-wireless                   Matchboard as above with
                                                wireless connectivity

          Personal Authentication Device (PAD)  Mobile authentication device with crypto, FPS250, KVM,
                                                wireless, and self-powered
          Middleware

          Product                               Description
          -------                               -----------
          Veridicom Authentication Server       Robust Enterprise level
                                                authentication server for
                                                Windows, Linux platforms.
                                                Sun/Solaris support planned.

          VAS Hosted Service                    Hosted authentication service
                                                from our data center

          VAS Appliance Less robust authentication server for smaller organizations, available for 1000 or 5000 users

          SDK SDK's available for all products for customer customization and OEMs.

          Applications

          Product                               Description
          -------                               -----------
          Digital                               Signature Biometric signature
                                                attached to transactions or
                                                events. This provides
                                                significantly more secure
                                                signing capabilities than
                                                current PIN-based certificates.

          VPAS                                  Veridicom Personal
                                                Authentication System. This
                                                application is a bundled
                                                solution that allows PC or
                                                network logon, and secure logon
                                                to web site or web applications.
                                                It is expected that this will be
                                                a shrinkwrapped product to
                                                deployed at retail locations.
Intellectual Property

         With a pedigree born out of Lucent Technologies and Bell Labs, we have several international patents for our technology, as well as several pending patent applications.

U.S. Patents Issued

U.S. Patent No.                           Title
---------------                           -----
5,991,408        Identification and Security Using Biometric Measurements

6,016,355        Capacitive Fingerprint Acquisition Sensor

6,049,620        Capacitive Fingerprint Sensor With Adjustable Gain

6,330,345        Automatic Adjustment Processing For Sensor Devices

6,331,452        Method of Fabricating Integrated Circuit Package with Opening
                 Allowing Access to Die

6,546,122        Method For Combining Fingerprint Templates Representing Various
                 Sensed Areas of a Fingerprint to Derive One Fingerprint
                 Template Representing The Fingerprint

6,538,456        Capacitive Fingerprint Sensor with Adjustable Gain

6,535,622        Method for Imaging Fingerprints and Concealing Latent
                 Fingerprints

6,538,456        Capacitive Fingerprint Sensor with Adjustable Gain


Patent Applications

    U.S. Patent
    App. Serial                        Title
    -----------                        -----
    10/089,987   Spoof Detection for Biometric Sensing Systems

    10/288,554   Method & System for Capturing Fingerprints from Multiple Swipe

Market Overview

Industry Overview

         We believe that in the wake of the tragic events of September 11 and the heightened security risks posed by the prospect of random acts of terrorism, biometrics and the field of identity management are at the forefront of technological development. However, with such an immediate and pressing need, we believe that the authentication and security environment is, surprisingly, in a state of disarray.

         We believe that the tendency to-date has been for vendors to develop proprietary software and hardware that focuses on one segment of the identity verification and management equation. Because of their proprietary nature, many biometric technology products are inconsistent, impractical or incompatible with not only the existing `real world' needs and systems, but also other biometric products.

         Fingerprint recognition technology continues to dominate the market for biometric authentication, and will continue to do for the foreseeable future due to its combination of accuracy, ease of use, and cost effectiveness.

         We believe that there are several increasingly important trends positively affecting the need for biometric technology:

           o the need to protect increasing amounts of sensitive and private information. Increased digitization of travel, medical, financial and security information requires stronger, less fallible modes of user authentication;

           o the increased amount of information has resulted in increased access requirements for corporate and personal uses. Physical and logical access requirements demands a more streamlined approach to identity management;

           o increased travel security requirements demand leading edge identification technology to improve security while streamlining the travel process; and

           o information access requirements have increased the proliferation of passwords. Unfortunately, as password requirements increase, the costs of managing passwords becomes prohibitive.

         Given the trends described above, we believe that there are inevitably going to be organizations that believe they can offer a variety of services or products that incorporate biometrics and may compete with our technology.

Competitive Overview

         As the opportunities for strong authentication solutions increases, so will the competition. With significant brand recognition, patent portfolio, and technology solutions, we believe that we are well protected against increased competition. Furthermore, we believe that increased competition indirectly validates the business model and market potential for our solutions. The following companies have been identified as potential competitors due to their biometric focus and product mix.

         Identix - Provides fingerprint and facial recognition technology after having merged with Visionics. Their main target markets appears to be the public sector, including law enforcement and government applications. They provide live scan booking equipment for government agencies that captures fingerprint images for background checks, criminal booking for law enforcement, etc.

         Bioscrypt - Provides mainly physical access solutions via end user products, software for their equipment, as well as OEM modules for third party integrators. They do not currently provide desktop peripherals, enterprise applications or other software.

         Fingerprint Cards AB - Based out of Sweden, Fingerprint Cards only manufactures OEM hardware and sensors. They conduct business through their partners of manufacturers and other OEM's, not through direct sales or direct customer relationships. They have a variety of sensors, including a swipe sensor and sensor embedded on USB memory module.

         SAGEM - Large European provider of fingerprint recognition systems. They have a significant presence in live booking systems for government agencies and law enforcement around the world.

         STMicrosystems - Purchased several licenses and patents from Veridicom regarding desktop peripherals. They also have a swipe sensor they are targeting at the mobile device manufacturers.

         Atrua - Several former Veridicom employees formed this company in Dec 2000/early 2001. They are focusing on authentication for mobile devices and mobile transactions using their swipe sensor. They have also developed their own algorithms and software for managing authentications in a transaction environment.

         Authentec - Manufacturer of solid state fingerprint sensors. They focus on hardware only, providing peripherals and sensor chips to OEM's. They do not provide software, middleware or other applications for end users.

         S-Travel. This is an initiative sponsored by the European Union and Switzerland for a registered passenger program using biometrics. SITA is the project manager and major participant in this project. In addition, Biowise, a small biometrics company in Belgium provides the biometrics kiosks for iris recognition and fingerprint sensors. It is in the pilot stages through Spring, 2004 involving Milan airport and Alitalia airlines. This project uses iris recognition from Panasonic and fingerprint sensors from SAGER.

         In addition to the above-mentioned entities, it is conceivable that we could face future indirect competition and market encroachment from companies such as VeriSign International and RSA, which currently offer alternative security and digital identity solutions not based on biometrics.

         However, these organizations could also present interesting partnering opportunities via bundled service offerings.

Market Influences

         There are several factors that will provide new opportunities or present new challenges for us. We believe that the primary market influences relate to regulatory, technological and cultural changes.

Regulatory Changes

         Regulatory issues will continue to change the landscape for our technology. We believe that many of these legislative changes will present significant opportunities, such as:

           o HIPA - Health Insurance Portability and Accountability Act governs the privacy of health information, and securing access to that information. We believe that biometrics is well suited to this task.

           o US-VISIT - The US Government is mandating that all visitors to the US be fingerprinted and have a digital photo taken. By the end of 2004, all passports will be required to have a biometric template (fingerprint) and digital photo.

           o Department of Defense - The US and other defense agencies are increasing security requirements at facilities and increasing security surrounding information assets. We believe that biometrics is well suited to meeting this challenge.

           o National ID cards - Canada, UK, US, Italy, Australia, Bosnia, and other nations are evaluating national ID card programs. Many of these nations are also considering adding biometrics, and fingerprints in particular, as components of that ID card program.

           o Electronic Voting - Many municipal, regional, and national governments are contemplating and/or implementing electronic voting systems to avoid the voting debacle that plagued the 2000 US presidential election. As such, there is a strong need to authenticate voters for onsite and remote electronic voting.

Technological Changes

         The biometrics industry is rapidly changing and we aim to remain at the leading edge of technology. In addition, we will focus on inventing, developing, and commercializing those technologies that we believe offer additional value to our customers. We believe that the future will mandate incorporation of multiple biometric technologies (fingerprint, facial, iris, voice, etc.) under a single solution. We will actively sell to source and/or acquire best of breed technologies as dictated by customer and/or corporate requirements.

Cultural Changes

         Biometrics is still a new technology to the majority of consumers and employees around the world. However, we believe that recent mandates by the U.S. government requiring biometrics in passports and other security initiatives are facilitating public acceptance and rollout of biometrics. In addition, as information security becomes increasingly important to an organization's risk management policies, we believe that biometrics is getting increased attention for implementation at workplaces. As workplace enrolment increases, we believe that personal use of biometrics will increase accordingly. In addition, our suite of applications is targeted to drive more rapid adoption rate of biometric-based solutions.

Market Segments

Financial Services

         The financial services industry has been slow to adopt biometrics as a core service offering. We believe that this is due to a number of factors, including, cost, customer demand, risk vs. ROI of implementation, and availability of applications. We aim to change this scenario by offering financial services firm a variety of solutions aimed at increasing security; increasing convenience and offering a variety of authentication applications suitable for a broad organizational rollout.

         We will initially target those financial institutions that have the scale and market influence to push biometrics to their markets, as well as those institutions that are known for differentiating their service offering by providing leading edge technology and services. The strategy will be to concurrently encourage use of biometrics by other industries, encouraging the financial institutions to take notice.

Travel & Transportation

         The travel industry continues to feel the effects of September 11 and the resulting lag in air travel and commensurate slowdown in the economy. Business travel is down significantly and there is continuing downward pressure on travel fares. In light of the ongoing slump, airlines and other travel providers are looking for new ways to generate revenue and increase both safety and the convenience aspects of travel for their passengers.

         We will propose our solution as a business opportunity, not just a security solution. It is expected that travelers will be charged users and/or transaction fees by the travel provider in exchange for additional benefits gained by using the system.

         Target customers within this market segment include travel agents, travel reservations, airlines, airports, hotels, and other travel service providers.

         We, through our subsidiary Cavio, currently have an agreement with Uniglobe, which is part of an international travel service provider, to pilot its technology for the purposes of confirming individual client itineraries and to approve the processing of travel service purchases with client customized payment instructions. Following the successful rollout, it is expected that this model will be expanded to include other industry travel partners such as airlines, hotels, etc.

Public Sector

         We believe that there are many opportunities in the public sector, including eGovernment, health care, and education. We believe that the authentication product suite has far reaching implications for members of this unique but broad-based environment.

         Specifically, we believe that our products are ideally suited to mimic traditional dynamic environments, for example, in the fields of electronic education, and industry accreditization. The authentication suite overcomes previously unaddressed variables including geographic diversity, can handle multiple users interacting in real-time and can control varying levels of clearance and access to allow for the appropriate flow of information.

         While we recognize that government opportunities offer potential for future sales, we also recognize that they generally yield a longer sales cycle to close. To that end, we are focusing on establishing strategic relationships and partnerships with a variety of public sector organizations and allied complementary markets to further our efforts within this market. To date, we are successfully established key relationships with senior level individuals in national and regional government agencies in a top down approach in order to solidify and speed product acceptance and to build a multi-agency, cross-jurisdictional foothold.

Retail

         We intend to actively pursue partnerships with leading retail organizations for product distribution purposes. It is expected that selected retailers will have the ability to sell components of the Authentication Service bundle and accordingly to share in revenues generated from the product/service sale. It is expected that additional transaction related fees will generally not be shared with partners as support and ongoing customer relationships will be managed by us.

         The strategy in pursuing the retail market is twofold: First, we believe that customers will be attracted to the VPAS product as a means of improving security and convenience for PC and web logons. As their comfort with the technology increases, we believe that these users will gravitate towards using other services within the Veridicom Authentication Service (digital signatures, authenticated payment, etc). Second, as more scanners get deployed into the market, we believe that other organizations could be inclined to adopt the Veridicom International solution to keep up with the demands of their customers.

Distribution

         We will approach our markets via a combination of direct sales and partnerships with international systems integrators and resellers. Some distributors are already in place as they were inherited from our previous structure, and, as such, we are currently in the process of evaluating the performance and suitability of those partners as we move forward.

Direct Sales

         We have a number of direct sales representatives in various regions around the world. These representatives will be responsible for both direct sales to strategic customers as well as supporting the network of channel partners and OEM relationships in various geographic regions.

Development and Distribution Partners

         Partnerships inherited from Veridicom will be re-evaluated based on performance, strategic value, future potential and/or additional value-add. Software Development Kits will be available to enable integration partners, development partners, and OEM's to develop specific applications or other devices around our product family.

OEM Integration
         An impediment to the aggressive growth of fingerprint sensors has been the need to acquire a separate fingerprint peripheral. Although we will continue to design and produce leading edge peripherals, we will also endeavor to integrate our sensors and authentication software with OEM's and computer manufacturers. We previously integrated fingerprint sensor chips with Acer, NEC, and IBM notebooks. In addition, we believe that further opportunities exist by integrating sensor chips with mobile devices such as PDA's and mobile phones.

Promotion

         A variety of strategies will be employed to promote our product and service portfolio. These initiatives include:

           o   Bundling of our services;

           o   Bundling with third party applications and software;

           o   Joint partnerships with leading industry organizations;

           o   Trade shows;

           o Leverage personal contacts and utilize network of key industry advisors; and

           o Leverage network of investment brokers and their clients. Transition investor support to market support.

Employees and Labor Relations

         At December 31, 2003 we had 23 full-time employees. At May 10, 2004, we had 43 full-time employees, as well as seven contract employees on monthly retainers and/or commissions.

         We believe our labor relations are good. However, five former employees of Veridicom, Inc. (which we acquired in November 2003) have filed claims against us with the Labor Commissioner in the State of California. The former employees allege that we owe unpaid wages, salaries and vacation pay for various periods between July 2000 to November 2003 amounting to a total of $112,113.70. The validity of the claim is being reviewed by our legal advisors.

Legislative Actions and Potential New Accounting Pronouncements

         In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase the expenses that we report under Generally Accepted Accounting Practices and could adversely affect operating results.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Corporate Headquarters. Our executive offices are located at 3800-999 3rd Avenue, Seattle, Washington. We have an agreement for use of office space at this location under an annual rental agreement. Under the terms of the agreement, we have the option to increase or decrease office space utilization on a monthly basis.

         We also maintain an office in Canada located at 21 Water Street, 5th Floor, Vancouver, British Columbia. We lease approximately 8,200 square feet of office space located at this location under a three-year lease, which expires in February 2007.

         We also maintain short-term tenancies for office space located in Washington, DC., London (UK) and Lahore (Pakistan).

         All of our facilities are in good repair.

         We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

ITEM 3.   LEGAL PROCEEDINGS

         Five former employees of Veridicom, Inc. (which we acquired in November
2003) have filed claims against us with the Labor Commissioner in the State of California. The former employees allege that we owe unpaid wages, salaries and vacation pay for various periods between July 2000 to November 2003 amounting to a total of $112,113.70. The validity of the claim is being reviewed by our legal advisors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2003.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

         Our common stock is traded on the OTCBB under the symbol "VRDI". Prior to February 23, 2004, our common stock traded under the symbol "AVRT". The following table sets forth, for the fiscal quarter indicated, the high and low sales price per share sales prices for the common stock, as reported by OTCBB:

                                                    High 1     Low 1
         2002                                       -------    -------
          Jan. 1 - March 31                         $ 12.60    $  4.20
          April 1 - June 30                         $  7.70    $  2.80
          July 1 - Sept. 30                         $  4.20    $  0.10
          Oct. 1 - Dec. 31                          $  3.50    $  0.10
         2003
          Jan. 1 - March 31                         $  3.50    $  1.06
          April 1 - June 30                         $  6.00    $  2.94
          July 1 - Sept. 30                         $  7.00    $  1.20
          Oct. 1 - Dec. 31                          $  6.00    $  3.45

          1 - The high and low per share prices reflect our stock splits that occurred on November 14, 2002 (1:5 stock split) and April 23, 2003 (1:7 stock split).

         On May 10, 2004, there were 1,013 holders of record of our common stock. For information concerning historical dividends and our dividend policy, see "Item 6--Management's Discussion and Analysis or Plan of
Operation--Dividends and Distributions."

         In connection with the EssTec and Veridicom merger transactions described in Item 1 above, we issued a total of 7,776,162 shares of our common stock.

         Refer to Item 11 for information regarding our equity compensation plans.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this Report includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

Overview

         Veridicom International, Inc., a Delaware corporation (hereinafter sometimes referred to as the "Company," "we," and "us"), incorporated on September 9, 1987, under the name Perceptronics, Inc. From our inception through fiscal 2000, we were engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems included both hardware and software and are used to train personnel in the use of various military and commercial equipment. Much of our simulator business was in the foreign defense industry. The tightening of defense budgets worldwide, combined with the continuing consolidation and competition in the defense industry, negatively impacted the growth and profit opportunities for small companies such as ours. As a result, in July 2000, we refocused our business. In connection with the refocus, we sold the assets related to our computer based simulation system line of business to a developer and manufacturer of specialized defense simulation products. We then commenced development of commercial products in the area of Internet collaboration.

         However, we lacked the funds necessary to exploit our developed products. As a result, in October 2002, we entered into a license agreement with our then principal stockholder, Global Alpha Corporation ("GAC") pursuant to which GAC was granted an exclusive license to our software and systems commonly referred to as the "IC3D Framework" (the "System"). The System encompassed substantially all of our software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the license agreement, GAC agreed to pay us a license fee of 10% of the revenue generated from the sale or use of the System up to $1.0 million, 9% up to $2.0 million, 8% up to $3.0 million and, thereafter, 7% of the revenue generated.

         In connection with the license agreement, in October 2002 we terminated substantially all of our employees, and except for our license agreement, ceased all of our prior operating activities. Our principal activities became directed to reducing our liabilities and seeking possible acquisitions. Management's objective was to acquire an operating company that has experienced management and the potential for profitable growth in exchange for our securities.

         On April 28, 2003, we entered into an Agreement and Plan of Merger with EssTec, Inc., a privately-held Nevada corporation ("EssTec") . In accordance with the merger, on May 8, 2003, we, through our wholly-owned subsidiary, Alpha Acquisition Corporation, a Nevada corporation, acquired EssTec in exchange for 4,276,162 shares of our common stock. The transaction contemplated by the agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

         On May 8, 2003, in connection with the EssTec merger, we changed our fiscal year end from March 31 to December 31.

         On November 25, 2003, we entered into an Agreement and Plan of Merger with Veridicom, Inc., a privately-held California corporation ("Veridicom"). In accordance with the merger, on November 25, 2003, we, through our wholly-owned subsidiary, A/V Acquisition Corporation, a Nevada corporation, acquired Veridicom in exchange for 3,500,000 shares of our common stock; 3,250,000 shares were issued to the holders of Veridicom stock and 250,000 shares were issued into escrow to cover indemnification obligations, if any, of Veridicom. The transaction contemplated by the agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

         Since March 1, 2004, we have undertaken a comprehensive review of all pre-merger operations. This on-going review has included all facets of operations, including the supply chain, product development, previous sales and marketing agreements, internal controls and reporting systems. Based on this review, we have decided that a thorough reorganization of all of the companies is warranted, including a re-evaluation of the supply chain, method of manufacture, product strategy and other organizational procedures. Although distracting in the short-term, we believe that this review is in the long-term best interests of the Company and our stockholders. As part of the reorganization, we closed our Sunnyvale, California offices on April 15, 2004 in favor of a more cost effective and efficient development environment in the Pacific Northwest.

Critical Accounting Policies Used in Financial Statements

         We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Veridicom International, Inc., (the Company, formerly known as Alpha Virtual, Inc. ("Alpha") is a Delaware Corporation formerly headquartered in California that was formed on September 9, 1987. The name of the Company was changed to Veridicom International, Inc. in February 2004. The Company consolidated its corporate offices in Seattle, Washington, and Vancouver, British Columbia in April 2004.

Going Concern
-------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,882,690 and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and investigating potential merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Change in Year End
------------------
On May 8, 2003, in connection with the Esstec merger, Alpha changed its fiscal year end from March 31 to December 31.

Consolidation
-------------
The consolidated  financial  statements  include the accounts of the Company and its wholly owned subsidiaries Esstec, Inc., Essential Tec Pakistan (Private) Limited, and Veridicom, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority Interest
-----------------
Minority interest reflects the ownership of minority shareholders in the equity of Pakistan, a consolidated subsidiary less than wholly owned.

Reclassifications
-----------------
For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

Goodwill
--------
Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its goodwill for impairment and determined that the fair value of its goodwill is $936,520 and has recognized a $1,809,648 impairment charge.

Valuation of the Company's Common Stock
---------------------------------------
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Model to estimate the fair market value.

Concentrations of Credit Risk
-----------------------------
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

Advertising Expenses
--------------------
The Company expenses advertising costs as incurred. During the years ended December 31, 2003 and 2002, the Company did not have significant advertising costs.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of cash, accounts receivable, notes payables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Recently Issued Accounting Pronouncements
-----------------------------------------
In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS 142 effective January 1, 2002. The Company has determined that the fair value of its goodwill is $936,520 and has recognized a $1,809,648 impairment charge.

In July 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company has adopted SFAS No. 143 and its adoption did not have a material impact on its financial statements.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for the Company on January 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has adopted SFAS No. 144 and its adoption did not have a material impact on its financial statements.

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has adopted SFAS 145 and its adoption did not have a material effect on its financial statements.

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has adopted SFAS 146 and its adoption did not have a material effect on its financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 and its adoption did not have a material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN 46 became effective for financial statements issued after January 31, 2003. The adoption of this interpretation did not have an impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 149") which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted SFAS 149 and its adoption did not have a material effect on its financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has adopted SFAS 150 and its adoption did not have a material effect on its financial statements.

Inventory
---------
Inventory consists primarily of various sensors, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Furniture and Equipment
-----------------------
Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Depreciation expense was $18,105 and $39,846 for the years ended December 31, 2003 and 2002, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Patents
-------
At the acquisition of Veridicom, the Company evaluated the unused patents and determined the costs to secure the patents outweighed their intended use and was unable to find a party interested in purchasing the patents. The patents were originally recorded at cost and were being amortized on a straight-line basis over 15 years. The Company has valued the patents at $200,000.

Cash and Cash Equivalents
-------------------------
For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

Income Taxes
------------
The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The Company has a net operating loss carry forward of approximately $3,000,000 expiring beginning in 2020.

Revenue Recognition
-------------------
Sales of services are recorded when performed in accordance with contracts. Revenues from software sales are recorded in accordance with SOP 97-2 'Software

Revenue Recognition
-------------------
Revenue Recognition', which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair market values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services are recognized at the time services are provided.

For fixed fee contracts, Esstec recognizes revenue based on the percentage completed, calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours, or based upon the completion of specific task benchmarks. It is Esstec's policy to record contract losses in their entirety in the period in which such losses can be estimated. Any revenues associated with pre-payments or pre-billings are deferred until revenue is earned. For non-fixed fee jobs, revenue is recognized as services are performed and adjusted to realization value, if necessary.

Pakistan    recognizes    revenue   at   the    point/time   the   software   is
delivered/exported.

Veridicom recognizes revenues at the point of shipment of products.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Loss
------------------
The Company utilizes  Statement of Financial  Accounting  Standards ("SFAS") No.
130. "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive loss presented in these consolidated financial statements resulted from translations of foreign currency financial statements.

Foreign Currency Translation
----------------------------

Pakistan considers the Pakistan Rupee to be the functional currency of its operations. The reporting currency of the Company is the U.S. dollar;
accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

    Exchange Rates      For the year Ending 2003     For the Year Ending 2002
    --------------      ------------------------     ------------------------
       Average                  .017331                       .01648
      Period end                .017479

Software Development Costs
--------------------------
The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86").

Earnings Per Common Share
-------------------------
The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Results of Operations--Years Ended December 31, 2003 and 2002

         The following table sets forth certain statement of operations data for the years ended December 31, 2003 and 2002:
                                                   For the years ended
                                                       December 31,
                                                 2003                  2002
                                           ------------          ------------
Revenues
 Net revenue                               $    281,997          $    394,011
 Cost of goods sold                             116,007               167,209
                                           ------------          ------------
 Gross profit                                   165,990               226,802

Expenses
 General and administrative expenses          1,727,517             1,530,856
 Research and development                             -               122,188
 Impairment of goodwill                       1,809,648                     -
 Depreciation                                    18,105                39,846
                                           ------------          ------------
 Loss from operations                        (3,389,280)           (1,466,088)
                                           ------------          ------------
Other income (expense)
 Other income                                     6,692                    62
 Loss of equipment                                    -               (34,348)
 Loss on sale of equipment                            -               (11,238)
 Gain on cancellation/forgiveness of debt       556,104                     -
 Interest expense                               (60,835)             (278,905)
                                           ------------          ------------
   Total other income (expense)                 501,961              (324,429)
                                           ------------          ------------
(Loss) before minority interest              (2,887,319)           (1,790,517)

Minority Interest                                 4,629                     -
                                          -------------          ------------
Net (Loss)                                   (2,882,690)           (1,790,517)

Other comprehensive loss
   Foreign currency translation adjustment         (741)                 (717)
                                          -------------          ------------
Comprehensive loss                        $  (2,883,431)         $ (1,791,234)
                                          =============          ============

Earnings (loss) per share:
   Basic and fully diluted (loss)
   per common share                       $       (0.51)         $      (0.49)
                                          =============          ============
   Weighted average common shares
   outstanding basic and fully diluted        5,662,025             3,661,847
                                          =============          ============

--------------------------------------------------------------------------------

General

         Our business activities during the year ended December 31, 2003 were largely focused on mergers with, and acquisitions of, companies with similar, complementary or related technology and compatible management. Following the merger with Esstec Inc., and the acquisition of Veridicom Inc., we were engaged primarily in aligning the operations of the subsidiaries and curtailing and consolidating operations as necessary, with a view to reducing costs and liabilities, and seeking additional capital.

Net Sales

         Net sales for fiscal 2003 of $281,997 deceased by $112,014 compared to fiscal 2002 because of reduced revenues from consulting services.

Cost of Sales

         Cost of sales represent the cost of providing consulting services. These amounted to $116,007 in fiscal 2003 and decreased by $51,202 compared to fiscal 2002, because of the related decrease in net sales.

Gross Profit

         The gross profit margin in fiscal 2003 was 58.9% of net sales compared to 57.6% of net sales in fiscal 2002, a slight improvement of 1.3%

General and Administrative Expenses

         General and administrative expenses, which include non-cash compensation expense, amounted to $1,727,517 in fiscal 2003 compared to $1,530,856 in fiscal 2002. However, the decrease in non-cash and deferred compensation expense of $ 581,000 in 2003 ($477,000 in 2003 compared to $1,028,000 in 2002) was off-set by increases in other cash expenditures in 2003 comprising mainly of $230,000 for legal fees, $265,000 for consulting fees, and $95,000 in travel costs.

Interest

         Interest expense in fiscal 2003 amounting to $60,835 was mostly for accrued interest on notes payable, compared to interest expense of $278,905 in fiscal 2002. The higher interest expense in fiscal 2002 arose because during 2002, the company issued 28,500 and 25,000 shares of its common stock to a creditor for the extension of the due dates of the note payable and recorded interest expense totaling $267,500 ($142,500 and $125,000 respectively).

Gain on Cancellation/ Forgiveness of Debt

         During fiscal 2003, the Company realized gains on forgiveness of debts amounting to $556,104. These relate to the sale of 13CD/OneView product to Global Alpha Corporation (which was previously licensed to GAC) in exchange for the cancellation of $435,000 note and accrued interest of $45,312 owed by the Company. In addition, the Company recognized a gain on the settlement of certain accounts payable amounting to $75,792.

Liquidity and Capital Resources

         We currently have sufficient funds on hand to fund our operations for the next quarter. We will need to raise financing in the future to fund our operations. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

Off-Balance Sheet Arrangements

None.

Dividends and Distributions

         We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.


Risk Factors

Risk Related to our Financial Results

Our stock price is volatile and could decline in the future.

         The price of our common stock has been volatile in the past and will likely continue to fluctuate in the future. The stock market in general and the market for shares of technology in particular has experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the technology and related industries, including us, have experienced dramatic volatility in the market prices of their common stock.

We have an accumulated deficit, are not currently profitable and expect to incur significant expenses in the future as we implement our new business model, which may reduce our profitability.

         We have incurred a cumulative net loss since inception and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses for the foreseeable future as we continue to make significant expenditures for acquisitions, sales and marketing, international expansion, infrastructure development and general and administrative functions, in light of our new business model. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed expectations, we may experience reduced profitability.

Our auditors have indicated uncertainty concerning our ability to continue operations as a going concern.

         Our auditors have indicated uncertainty concerning our ability to continue as a going concern as of the most recent audited financial statements. We cannot assure you that our ability to obtain additional customers or financing sources will be impaired as a result of this qualification. Additionally, we cannot assure you that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins and therefore remain a going concern.

We will be required to raise additional capital to fund our operations.

         To fund our operations, we will need to raise additional capital through public or private equity offerings of securities or debt financings. If we cannot raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

We will be required to amend our previous periodic reports filed with the Securities and Exchange Commission.

         We have failed to timely respond to comments generated by the Securities and Exchange Commission on several of our previously filed periodic reports. In addition, our previous auditors resigned largely as a result of periodic reports being filed prior to their review. Although we are currently working with our new auditors to address these concerns, we will be required to amend certain previously filed periodic reports and there can be no assurance that we will not be required to restate previously filed financial statements, or be subject to regulatory action by the Securities and Exchange Commission. Any of these actions would have a material adverse effect on us and the price of our common stock.

Risks Related To Our Business

We face intense competition from other biometric security solution providers as well as identification and security systems providers.

         A significant number of established and startup companies have developed or are developing hardware for fingerprint biometric security applications that currently compete or will compete directly with those products designed, developed and sold by us. Other companies have developed or are developing and marketing biometric security applications for the recognition of fingerprints that currently compete or will compete with those products designed, developed and sold by us. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices. Other companies have developed or are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, facial structure, or voice recognition.

         If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our products also compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Many competitors offering products that are competitive with our products and services have significantly more cash and resources that then us. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors may enter the market and become significant long-term competitors.

         We expect competition to increase and intensify in the near term in the biometrics markets. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances not yet developed or implemented by us.

Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than we have.

         In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on its business operations, financial results and stock price.

We will need to raise additional equity or debt financing in the future.

         We will need to raise financing in the future to fund our operations. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

Our business will not grow unless the market for our security solutions expands both domestically and internationally.

         A large portion of our revenues are derived from the sale of security products and services. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors, including:

           o the cost, performance and reliability of its products and services and the products and services of our competitors;

           o customers' perception of the benefit of biometric security solutions;

           o public perceptions of the intrusiveness of these solutions and the manner in which firms are using the biometric information collected;

           o public perceptions regarding the confidentiality of private information;

           o   customers' satisfaction with our products and services; and

           o marketing efforts and publicity regarding these products and services.

         Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. From time to time, fingerprint recognition and other biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate the use of these technologies on the grounds that these technologies may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for fingerprint recognition products may be adversely affected. Even if biometric markets develop as we hope, our products and services may not gain wide market acceptance. Even if biometric security solutions gain wide market acceptance, our products and services may not adequately address the market requirements.

The biometrics industry is characterized by rapid technological change and evolving industry standards, which could render our existing products obsolete.

         Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new products and services in order to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometrics industry require assessments to be made of the future directions of technology and technology market generally, which are inherently difficult to predict.

Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors.

         The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. You should also be aware that:

         Our technology may become obsolete upon the introduction of alternative technologies;

           o We may incur substantial costs if we need to modify our products and services to respond to these alternative technologies;

           o We may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies;

           o We may be unable to acquire the rights to use the intellectual property necessary to implement new technology; and

           o When introducing new or enhanced products or services, we may be unable to effectively manage the transition from older products and services.

         Continued participation by us in the market for biometric products that are linked to forensic quality databases under the jurisdiction of governmental agencies may require the investment of resources in upgrading our products and technology in order for us to compete and to meet regulatory and statutory standards. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements in order to effectively compete in the marketplace.

Defects in our products and services could diminish demand for our products and services, which may harm our business.

         Because our products and services are complex, they may contain errors or defects that are not found until after they are used by our customers. Errors or defects that subsequently arise could seriously harm our reputation and its ability to generate sales to new or existing customers.

         Our products and services are used in systems with other vendors' products. These products and services can be adequately tested only when they are successfully integrated with these systems. Errors may be found in new products or releases after shipment and our products and services may not operate as expected. Errors or defects in our products and services could result in:
           o   loss of revenues and increased service and warranty costs;

           o   delay in market acceptance;

           o   loss of salaries; and

           o   injury to our reputation.

We may be subject to loss in market share and market acceptance as a result of manufacturing errors, delays or shortages.

         Performance failure in our products or certain of our services may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of the fingerprint recognition systems make the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurs in products or services that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

         If a product or service launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product or service successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects. We may be subject to repair, replacement, reimbursement and liability claims for products that fail to work or to meet applicable performance criteria.

         There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product or service failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempts to exclude or minimize exposure to product and related liabilities by including in its standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on its aggregate liability. From time to time, in certain complex sale or licensing transactions, each entity may negotiate liability provisions that vary from such standard forms.

Our existing and proposed international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.

         Products and services provided to our international customers account for a significant part of our revenues. In addition, key component of our business plan is to expand our reach in our foreign markets. Conducting business outside of the United States subjects us to additional risks, including:

           o   changes in regulatory requirements;

           o   reduced protection of intellectual property rights;

           o   evolving privacy laws;

           o   tariffs and other trade barriers;

           o   difficulties in staffing and managing foreign operations;

           o   problems in collecting accounts receivable; and

           o   difficulties in authenticating customer information.

         We will face risks inherent to new ventures in each new market that we enter, including a lack of acceptance of our business model. We may also incur substantial costs related to entering into new markets, which may not be recoverable we are unsuccessful in these markets. Failure to recover these costs and expenses may materially adversely impact our cash flow and ability to meet our regular operating expenses, which may, in turn harm our ability to serve our customers and our competitive position to obtain new customers.

         In addition, a portion of our technology base is in Pakistan. We could be adversely affected by any major hostilities involving Pakistan, which result in the interruption or curtailment of trade between Pakistan and its trading partners. For example, if the United States or any of its trading partners reinstitutes the recently lifted trade sanctions, it may adversely impact our ability to continue our Pakistani operations.

If we fail to attract and retain employees, our growth could be limited and our costs could increase, which may adversely affect our results of operations and financial position.

         Our future success depends in large part upon our ability to attract, train and retain highly skilled executive-level management and creative and technical personnel. The competition in the technology industry for such personnel is intense, and we cannot be sure that we will be successful in attracting, training and retaining such personnel. Some of our employees and executive officers have joined our company recently, and all employees are subject to "at will" employment. High turnover resulting in additional training expense would decrease its profitability. We cannot guarantee that we will be able to replace any of our management personnel in the event their services become unavailable.

Our failure to maintain the proprietary nature of our technology, intellectual property and manufacturing processes could have a material adverse effect on our business, operating results and financial condition and on our ability to compete effectively.

         We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks that we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and management cannot be certain that the rights granted thereunder will provide us with competitive advantages. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others.

         In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to those possessed by us or become available in the market at a lower price.

There is a risk that we have infringed or in the future will infringe patents or trademarks owned by owners, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us and that licenses will not be available on acceptable terms, if at all.

         We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties' proprietary rights. Litigation could be very costly and divert management's attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to us and limitations on the scope or validity our patents or trademarks.

         We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

Failure to increase our brand awareness could limit our ability to compete effectively.

         If the marketplace does not associate us with high-quality products and services, we may be unable to keep our existing customers, attract new customers or successfully introduce new products and services. Competitive and other pressures may require us to increase our marketing expenses to promote our brand name, and the benefits associated with brand creation may not outweigh the risks and costs associated with establishing our brand name. Our failure to develop a strong brand name or the incurrence of excessive costs associated with establishing our brand name may harm our business.

We have a lengthy sales and implementation cycle, which increases the cost of completing sales and renders completion of sales less predictable.

         If we are unable to license our services to new customers on a timely basis or if our existing and proposed customers and their end-users suffer delays in the implementation and adoption of its services, our revenue may be limited and business and prospects may be harmed. Our customers must evaluate our technology and integrate our products and services into the products and services they provide. In addition, our customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement some of its products. For these and other reasons, the cycle associated with establishing licenses and implementing our products can be lengthy.

Our success depends on our ability to grow and develop our direct and indirect distribution channels and the inability to do so could adversely affect future operating results.

         Our failure to grow and develop our direct sales channel or to increase the number of our indirect distribution channels could have a material adverse effect on its business, operating results and financial condition. We must continue to develop relationships with existing channel partners or they may choose to devote greater resources to supporting the products of competitors.

We may be adversely impacted by the events of and actions in response to September 11, 2001. A recurrence of terrorist attacks may have a material adverse impact on our business plan, operations and financial condition.

         We may be adversely affected by the events of September 11, 2001, and the war in Iraq. At this time, the long term effects of these events, or other similar or related events that may occur in the future, on the biometircs industry or on worldwide economic conditions. We cannot assure you that our business plan, will not be adversely impacted by future terrorist attacks or actions taken in response to those attacks.

Risks Related to our Capital Structure

There is no assurance of an established public trading market.

         Although our common stock trades on the Over-the-Counter Bulleting Board (the "OTCBB"), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:

           o   the issuance of new equity securities;

           o   changes in interest rates;

           o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

           o   variations in quarterly operating results;

           o   change in financial estimates by securities analysts;

           o   the depth and liquidity of the market for our common stock;

           o investor perceptions of our company and the technologies industries generally; and

           o   general economic and other national conditions.

Our common stock could be considered a "penny stock."

         Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under
Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange;
(iii) it is NOT quoted on The Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.

         Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

         Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.


ITEM 7.  FINANCIAL STATEMENTS

         The information required by this Item 7 is incorporated by reference to our audited financial statements and Independent Auditors' Report beginning at page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         (a) On December 12, 2003, Beckman Kirkland & Whitney ("Beckman") informed us that it was resigning as our independent accountant due to recent filings of quarterly reports for the periods ended 6/30/03 and 9/30/03 made by us with the Securities and Exchange Commission without prior review by Beckman.

         We conducted a series of discussions with Beckman urging Beckman to reconsider its resignation. After several discussions, Beckman did not indicate a consent to withdraw its resignation. For this reason, on February 11, 2004, we retained AJ. Robbins, PC as our new independent accountants.

         The reports of Beckman on our financial statements for the past two fiscal years contained a qualification that there was substantial doubt about our ability to continue as a going concern. Other than the foregoing, the reports contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with its audits for each of the two most recent fiscal years through February 11, 2004, the date we filed a Form 8-K to report the change, there were no disagreements with Beckman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckman, would have caused Beckman to make reference thereto in their report on the financial statements for such years.

         Beckman has furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements made in the Form 8-K and is filed as an exhibit thereto.

         (b) On February 11, 2004, our Board of Directors retained AJ. Robbins, PC as our new independent accountants.


ITEM 8A.  CONTROLS AND PROCEDURES

         As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2003, our disclosure controls and procedures needed improvement and were not adequately effective. As disclosed in Item 8 above, quarterly reports for the periods ended 6/30/03 and 9/30/03 were filed by us with the Securities and Exchange Commission without prior review by our independent accountant.

         Upon completion of our merger with Cavio in February 2004, we retained a new management team, including a new Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer are taking an active role in identifying the deficiencies and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. We believe that the new internal policies will address the conditions identified by our new Chief Executive Officer and Chief Financial Officer as material weaknesses in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies.

         Our Chief Executive Officer and Chief Financial Officer believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made, in this Form 10-KSB.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Information Concerning Our Directors and Executive Officers

         The following table sets forth, as of May 10, 2004, the names of, and certain information concerning, our directors and executive officers:

                               Year First
Name and Title                 Appointed   Principal Occupation
Other than Director       Age  Director    During the Past Five Years
------------------------  ---  ----------  ------------------------------
Paul Mann, President
       and CEO            45    2004       Mr. Mann was the founder of Cavio
                                           Corporation and served as its CEO
                                           since its inception in 1998.

Saif Mansour              29    2002       Mr. Mansour served as our president
                                           until March 2003 and also served as
                                           our VP, Strategic Planning. Mr.
                                           Mansour previously worked in the
                                           venture capital industry.

Bill Cheung               32    2002       Mr. Cheung has been a partner of
                                           Manhattan Capital Partners,Inc., an
                                           investment advisory company, since
                                           2002. Prior to that, Mr. Cheung spent
                                           ten years in the industrial
                                           manufacturing industry as a partner
                                           of National Plastics (China)and Sino
                                           Energy (Hong Kong).

Gyung Min Kim             45    2003       Mr. Kim has been CEO of Real ID
                                           Technology LTD in Korea since its
                                           establishment in 1998. Real ID
                                           provides biometric authentication
                                           products in Korea. Prior to that, he
                                           was CEO of Sam-Jin Co, a production
                                           center for Nike in Korea, as well as
                                           CEO of Picoco Co, a sports marketing
                                           company and Official World Cup
                                           licensee.

Bashir Jaffer, CFO        58     N/A       From 1998 to 2003, Mr. Jaffer was the
                                           owner and president of his own travel
                                           management company. From 1983-1998,
                                           Mr. Jaffer was a partner at a firm of
                                           chartered accountants.

Terry Laferte, SVP
   Technical Operations   44     N/A       From 2000-2004, Mr. Laferte was
                                           responsible for leading the
                                           development of technology
                                           applications for Cavio Corporation.
                                           From 1993-2000, Mr. Laferte managed
                                           all software development for the
                                           Canadian Securities Registration
                                           Systems.

         None of our directors were selected pursuant to any arrangement or understanding other than with our directors and executive officers acting within their capacities as such. There are no family relationships between any of our directors.

The Board of Directors and Committees

         Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. None of our independent directors qualify as an "audit committee financial expert."

Code of Ethics

         We adopted a Code of Business Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, a copy of which is filed as an exhibit to this Form 10-KSB.

Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required by Securities and Exchange Commission regulation to furnish us with copies of all
Section 16(a) forms they file.

         To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, all of our insiders complied with all filing requirements during 2003.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the compensation during each of the last three fiscal years by our former principal executive officer (the "Named Executive Officer"). No executive officer received compensation in excess of $100,000 for the most recent fiscal year.

                                                                Long Term Compensation
                                                                -------------------------------
Annual Compensation                                             Awards             Payouts
--------------------------------------------------------------- ------------------ ------------
(a)                   (b)  (c)    (d)   (e)          (f)        (g)        (h)     (i)
--------------------- ---- ------ ----- ------------ ---------- ---------- ------- ------------
                                        Other        Restricted Securities
                                        Annual       Stock      Underlying LTIP    All Other
Name and                   Salary Bonus Compensation Award(s)   Options/   Payouts Compensation
Principal Position    Year ($)    ($)   ($)          ($)        SARs (#)   ($)     ($)
--------------------- ---- ------ ----- ------------ ---------- ---------- ------- ------------
Charles Lesser,       2003 69,631    -- 14,369 (2)          --  60,000(3)      --          --
 Former President (1) 2002     --    --     --              --      --         --          --
                      2001     --    --     --              --      --         --          --

                   (1)     Retained in April 2003.

                   (2)     Represents premiums paid on an insurance policy.

                   (3) Options were originally granted on April 1, 2003 with a vesting period of 2,500 shares per month over a period of 24 months. Mr. Lesser resigned in February 2004 and all options were cancelled 3 months after the termination date.

Option/SAR Information

         The following table sets forth option granted by us to the Named Executive Officer in the most recent fiscal year.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

                        No. of      Percent of    Exercise     Expiration
                      Securities       Total      or Base         Date
                      Underlying   Options/SARs    Price
                     Options/SARs   Granted to     ($/Sh)
                       Granted     Employees in
                         (#)       Fiscal Year

Charles Lesser,      60,000        54.5% (1)      $1.33        Expired (2)
Former President

                (1) 110,000 options were granted in fiscal 2003.

                (2) Options were originally granted on April 1, 2003 with a vesting period of 2,500 shares per month over a period of 24 months. Mr. Lesser resigned in February 2004 and all options were cancelled 3 months after the termination date.

         The following table sets forth information regarding options held by the Named Executive Officer.

                  Option/SAR Exercises and Year End Value Table
        Aggregated Option/SAR Exercises in Last Fiscal Year and Year End
                                Option/SAR Value

                   Shares    Value    No. of Securities       Value of
                  Acquired  Realized     Underlying          Unexercised
                     on       ($)       Unexercised          In-the-Money
                  Exercise             Options/SARs          Options/SARS
                    (#)               at Fiscal Year     at Fiscal Year End ($)
                                         End (#)             Exercisable/
                                       Exercisable/          Unexercisable
                                       Unexercisable

Charles Lesser,      0         0         60,000 (1)         280,200 (1), (2)
Former President

                (1) Options were originally granted on April 1, 2003 with a vesting period of 2,500 shares per month over a period of 24 months. Mr. Lesser resigned in February 2004 and all options were cancelled 3 months after the termination date.

                (2) Based on a closing price of $6.00 per share on December 31,
                    2003, as reported by the Over-the-Counter Bulletin Board, and an exercise price of $1.33 per share.

Employment Contracts

         We entered into an employment agreement with our current President and Chief Executive Officer, Paul Mann. The term of the agreement is one year and was effective as of the closing of the Cavio merger. Under the terms of he agreement, Mr. Mann receives a base salary of $175,000 and is eligible for an additional bonus based on our revenue performance. Mr. Mann is also entitled to a ten year stock option for 150,000 shares of our common stock at an exercise price of $3.50 per share.

         We have not entered into employment agreements with our other executive officers.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

         The following table summarizes our equity compensation plan information as of December 31, 2003. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

         We currently maintain the 1999 Stock Option Plan, which provides for the issuance of common stock to officers and other employees, directors and consultants. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2003.

         We do not plan to issue any additional options under our existing plan. We plan to adopt a new 2004 Stock Option Plan at our next annual meeting of stockholders.

                                 Number of     Weighted-      Number of Shares
                                Shares to Be    Average      Remaining Available
                                Issued upon    Exercise      for Future Issuance
                                Exercise of    Price of         Under Equity
                                Outstanding   Outstanding    Compensation Plans
                                  Options,     Options,      (Excluding Shares
                                  Warrants     Warrants         Reflected in
                                 and Rights   and Rights         Column (a))
       Plan Category(1)            (a)          (b)                (c)
------------------------------- -----------   -----------     ------------------
                                  770,714       $1.96                0
Equity compensation plans
  approved by stockholders.....
Equity compensation plans
  not approved by stockholders.        --          --               --

     Total.....................   770,714       $1.96                0


Shareholdings Of Certain Beneficial Owners, Directors And Executive Officers

         We know of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of our common stock, except as set forth in the table below. The following table sets forth, as of May 10, 2004, the number and percentage of shares of common stock beneficially owned, directly or indirectly, by each of our directors, the Named Executive Officer, principal stockholders and by our current directors as a group. The shares "beneficially owned" are determined under applicable Securities and Exchange Commission rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the director, principal stockholder or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of May 10, 2004. Each person in the table, except as noted has sole voting and investment powers over the shares beneficially owned.

         Unless indicated otherwise, the address for each person named is c/o Veridicom International, Inc., 3800-999 3rd Avenue, Seattle, Washington 98104-4023.

                                                          Amount and
                                                          Nature of      Percent
                                                          Beneficial       of
Beneficial Owner                                          Ownership       Class
------------------------------------------------------- ---------------- -------
Current Directors(1):
Paul Mann, Director, President, Chief Executive Officer 2,957,017(2)      19.6%
Gyung Min Kim, Director                                 1,338,404(3)       8.9%
4F SeRa B/D 50-1 Nonhyeon-dong
Gangnam-gu, Seoul
Republic of Korea 135-010
Bill Cheung, Director and Secretary                       435,714(4)       2.8%
Saif Mansour, Director                                    100,314(5)          *
(All Current Directors as a group, 4 in all)            4,831,449(6)      31.0%

Former President:
Charles Lesser, Former President                           45,000(7)          *

5% Stockholders:
Ik Ju Kwun                                              1,498,682(3,)(8)  10.5%
102-805 Seocho-Samsung-Raemian
APT
Seocho-gu, Seocho-dong, Seoul
Republic of Korea 137-070
Gerald Calame                                           1,172,257(9)       8.2%
Mill Mall, P.O. Box 964
Road Town Tortolla,
British Virgin Islands
--------------------
*  Less than 1%
(1) Holdings of current executive officers appointed after fiscal 2003 are not reported on this table pursuant to applicable federal law. For further information regarding our executive officers, refer to Form 3 filings made with the Securities and Exchange Commission. Such filings may be accessed free of charge at www.sec.gov.
                                           -----------
(2) Includes options to purchase 43,750 shares of common stock within 60 days of May 10, 2004.

(3) Pursuant to the terms of an Agreement and Plan of Merger dated as of November 25, 2003, an additional 250,000 shares of common stock are currently being held in escrow by Comerica Bank, as escrow agent. Upon release of the shares from escrow, Veridicom, Inc. stockholders will be entitled to a pro-rata distribution.
(4) Includes (i) options to purchase 285,714 shares exercisable at $0.70 per share, owned by Manhattan Capital Partners, LLC of which Mr. Cheung is a partner and (ii) options to purchase 150,000 shares exercisable at $3.50 per share from October 15, 2001 through October 14, 2011.

(5) Includes options to purchase 50,000 shares exercisable within 60 days of May 10, 2004.

(6) Includes options to purchase 529,464 shares exercisable within 60 days of May 10, 2004.

(7) Includes options to purchase 25,000 shares. Mr. Lesser notified us in 2004 that he plans to exercise this and issuance of the shares is pending.

(8) Includes 979,376 shares held in the name of Biocom Co., Ltd. Mr. Kwun is the president of Biocom Co., Ltd.

(9)      All shares are held indirectly by Mr. Calame through Ucino Finance Ltd.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have entered into indemnification agreements with certain of our directors and executive officers pursuant to which we have agreed to indemnify any officer or director against all costs associated with the defense of any action brought against him or her in his/her capacity as an officer or director.

         Paul Mann was a stockholder of Cavio prior to the merger transaction referenced in Item 1. He acquired approximately 20.4% of our outstanding common stock as of February 20, 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

   Exhibit
   Number
------------
     2.1 Agreement and Plan of Merger dated April 23, 2003 by and among the Registrant (formerly Alpha Virtual, Inc.), Alpha Acquisition Corporation and EssTec, Inc. (incorporated by reference to Exhibit
             10.25 to the Registrant's current report on Form 8-K filed with the SEC on May 5, 2003).

     2.2 Agreement and Plan of Merger dated November 25, 2003 by and among the Registrant (formerly Alpha Virtual, Inc.), A/V Acquisition Corporation and Veridicom, Inc. (incorporated by reference to Exhibit No. 2.1 to the Registrant's current report on Form 8-K filed with the SEC on December 10, 2003).

     2.3 Agreement and Plan of Merger dated January 16, 2004 between the Registrant (formerly Alpha Virtual, Inc.), A/VII Acquisition Corporation and Veridicom, Inc. and Cavio Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on February 23, 2004).

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Definitive Information Statement on Schedule 14C filed with the SEC on February 3, 2004).

     3.2     Amended and Restated By-Laws (incorporated by reference to Exhibit
             3.2 to the Registrant's Information Statement on Schedule 14C filed with the SEC on February 3, 2004).

     10.1 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-QSB for the period ended September 30, 1999)

     10.2 Employment agreement dated August 15, 2003 between the Registrant and Paul Mann.

     10.3 Commercial Lease dated February 20, 2004 by and between Gastown Investment 21 Ltd. and the Registrant (formerly Alpha Virtual, Inc.)

     10.4 Rental Agreement dated April 30, 2004 by and between Insignia Corporate Establishments and the Registrant.

     14.1    Code of Ethics.

     16.1 Letter dated February 24, 2004 from Beckman Kirkland & Whitney to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant's current report, as amended, on Form 8-K/A filed with the SEC on February 24, 2004).

     21.1    List of Subsidiaries.

     23.1    Consent of Kabani & Company, Inc. regarding Esstec, Inc.

     24.1    Power of Attorney (included on the signature page).

     31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

       During the fourth quarter of the year ended December 31, 2003, we filed the following reports on Form 8-K:

     (i) On October 21, 2003, we filed an Amendment to a Current Report on Form 8-K/A with the Securities and Exchange Commission related to our merger with and acquisition of EssTec, Inc. through a wholly-owned subsidiary, Alpha Acquisition Corporation. The original Current Report was filed on May 22, 2003. Our Amendment to the Current Report contained Financial Statements of Businesses Acquired and Pro Forma Financial Information pursuant to Item 7, which were impracticable to file with the original Current Report.

     (ii)On December 10, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the execution of an Agreement and Plan of Merger between Veridicom, Inc. and us pursuant to which we acquired Veridicom, Inc. through a wholly-owned subsidiary, A/V Acquisition Corporation. The Current Report included Item 1 (Change in Control of Registrant) and Item 2

(Acquisition or Disposition of Assets). Item 7's Financial Statements of Businesses Acquired and Pro Forma Financial Information were impracticable to file in the Current Report and were subsequently filed in an Amendment to the Current Report on a Form 8-K/A. The Current Report had attached as exhibits a copy of the Agreement and Plan of Merger (Exhibit 2.1) and a copy of our press release (Exhibit 99.1).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Beckman Kirkland & Whitney ("Beckman") resigned as our independent certified public accountant on February 11, 2004. Beckman audited Veridicom's financial statements for the fiscal years ended December 31, 2002 and 2001. Following Beckman's resignation, the Board selected AJ Robbins, PC to serve as our certified public accountant.

         Beckman's report on Veridicom's financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified as audit scope or accounting principles. The reports for the fiscal years ended December 31, 2002 and 2001 were qualified reports in that adverse financial conditions identified by the accountants raised substantial doubt about our ability to continue as a going-concern. During the recent fiscal year ended December 31, 2003, there were no disagreements with and Beckman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Beckman, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

         Aggregate fees billed by our independent certified public accountants for the years ended 2003 and 2002 are as follows:

                                                           2003         2002
                                                        ---------     ---------
Audit fees...........................................   $ 90,000      $ 32,500
Audit related fees...................................   $ --          $ --
Tax fees.............................................   $ --          $ --
All other fees.......................................   $ --          $ --


         The Board has considered the provision of non-audit services provided by our independent certified public accounts to be compatible with maintaining their independence. The Board will continue to approve all audit and permissible non-audit services provided by our independent certified public accountants. These services may include audit services and related services, tax services, and other services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          VERIDICOM INTERNATIONAL, INC.

                          By:         /s/ Paul Mann
                             ------------------------------------------
                             Name:    Paul Mann
                             Title:   President
                                      (Principal Executive Officer)

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Paul Mann and Bashir Jaffer, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                 Title                              Date


      /s/ Paul Mann         President, Chief Executive Officer,
------------------------    Director (Principal Executive Officer)  May 18, 2004
Paul Mann

      /s/ Bashir Jaffer     Chief Financial Officer (Principal
------------------------    Financial Officer)                      May 18, 2004
Bashir Jaffer

      /s/ Saif Mansour
------------------------
Saif Mansour                Director                                May 18, 2004

      /s/ Bill Cheung
------------------------
Bill Cheung                 Director, Secretary                     May 18, 2004

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE



Independent Auditors' Report                                               F-2

Independent Auditors' Report                                               F-3

Consolidated Balance Sheet                                                 F-4

Consolidated Statements of Operations and Other Comprehensive
 Income (Loss)                                                             F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)       F-6

Consolidated Statements of Cash Flows                                      F-8

Notes to Consolidated Financial Statements                                 F-10

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Veridicom International, Inc.
(f/k/a Alpha Virtual, Inc.)
Beverly Hills, California


We have audited the accompanying consolidated balance sheet of Veridicom International, Inc. (formerly known as Alpha Virtual, Inc.) as of December 31, 2003, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veridicom International, Inc. (formerly known as Alpha Virtual, Inc.) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   AJ. Robbins, P.C.
                                                   Certified Public Accountants

Denver, Colorado
April 7, 2004

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Esstec, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Esstec, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Essential Tec of Pakistan, whose statements reflect combined total assets of approximately $94,240 as of December 31, 2002 and combined total net revenues of $24,528 for the year then ended; Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Essential Tec of Pakistan for the year ended December 31, 2002, is based solely on the report of the other auditors. The 2001 consolidated financial statements were audited by other auditors whose report dated May 10, 2002, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esstec, Inc. and subsidiary as of December 31, 2002, and the results of its consolidated operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and has a net working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
August 22, 2003

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS
Current Assets                       ------
  Cash and cash equivalents                               $    126,367
  Accounts receivable                                           13,497
  Accounts receivable from affiliates                           77,960
  Inventory                                                     89,803
  Other current assets                                          10,259
                                                          ------------
     Total current assets                                      317,886

Furniture & equipment, net                                      73,803
Patents                                                        200,000
Goodwill                                                       936,520
Other assets                                                     3,300
                                                          ------------
     Total assets                                         $  1,531,509
                                                          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current liabilities
  Accounts payable                                        $    720,616
  Accrued expenses                                             673,523
  Due to related parties                                       347,006
  Notes payable                                                549,549
                                                          ------------
     Total current liabilities                               2,290,694
                                                          ------------
Minority Interest                                               25,006
                                                          ------------
Stockholders' Equity (Deficit)
Common stock, $.001 par value, 60,000,000 authorized;
9,450,689 issued and outstanding                                 9,450
Additional paid in capital                                   7,280,603
Common stock reserved                                           10,000
Accumulated other comprehensive loss                            (3,693)
Accumulated (deficit)                                       (8,080,551)
                                                          ------------
     Total stockholders' equity (deficit)                     (784,191)
                                                          ------------
                                                          $  1,531,509
                                                          ============








         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

                                                 2003               2002
                                                 ----               ----
Revenues
 Net revenue                               $    281,997          $    394,011
 Cost of goods sold                             116,007               167,209
                                           ------------          ------------
 Gross profit                                   165,990               226,802

Expenses
 General and administrative expenses          1,727,517             1,530,856
 Research and development                             -               122,188
 Impairment of goodwill                       1,809,648                     -
 Depreciation                                    18,105                39,846
                                           ------------          ------------
 Loss from operations                        (3,389,280)           (1,466,088)
                                           ------------          ------------
Other income (expense)
 Other income                                     6,692                    62
 Loss of equipment                                    -               (34,348)
 Loss on sale of equipment                            -               (11,238)
 Gain on cancellation/forgiveness of debt       556,104                     -
 Interest expense                               (60,835)             (278,905)
                                          -------------          ------------
   Total other income (expense)                 501,961              (324,429)
                                          -------------          ------------
(Loss) before minority interest              (2,887,319)           (1,790,517)

Minority Interest                                 4,629                     -
                                          -------------          ------------
Net (Loss)                                   (2,882,690)           (1,790,517)

Other comprehensive loss
   Foreign currency translation adjustment         (741)                 (717)
                                          -------------          ------------
Comprehensive loss                        $  (2,883,431)         $ (1,791,234)
                                          =============          ============
Earnings (loss) per share:
   Basic and fully diluted (loss)
   per common share                       $       (0.51)         $      (0.49)
                                          =============          ============
   Weighted average common shares
   outstanding basic and fully diluted        5,662,025             3,661,847
                                          =============          ============






         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

                                                      Common      Deferred    Additional  Accumulated    Accumulated      Total
                      Common Stock $.001 par value     Stock    Compensation    Paid In   Other Compre-   (Deficit)   Stockholders'
                        Shares          Amount       Committed                  Capital   hensive Loss              Equity (Deficit)
                     ---------       ---------       --------   ---------    ----------     --------    -----------   -----------
Balances,
December 31, 2001    3,242,117       $   3,242       $ 76,000   $(137,759)   $3,025,877     $ (2,235)   $(3,406,692)  $  (441,567)

Issuance of common
stock for cash          17,000              17              -           -        84,983            -              -        85,000

Issuance of
committed stock        129,524             130        (80,000)          -        79,870            -              -             -

Issuance of stock
options and
warrants to
employees as
compensation                 -               -              -    (766,250)    1,350,000            -              -       583,750

Issuance of
warrants for
services rendered            -               -              -           -        76,477            -              -        76,477

Amortization of
employee stock
options                      -               -              -     287,614       150,000            -              -       437,614

Adjustment of
deferred
compensation                 -               -              -     139,254      (139,254)           -              -             -

Exercise of
warrants in lieu
of payment of
accounts payable       274,102             274              -           -        81,957            -              -        82,231

Exercise of
warrants in lieu
of compensation         25,000              25              -           -         7,474            -              -         7,499

Exercise of
warrants for cash      518,253             518         15,000           -       144,959            -              -       160,477

Issuance of
common stock as
interest expense        53,500              53              -           -       267,447            -              -       267,500

Collection of
loan receivable
in lieu of
issuance of
committed stock              -               -         (1,000)          -             -            -              -        (1,000)

Foreign currency
translation
adjustment                   -               -              -           -             -         (717)             -          (717)

Net loss                     -               -              -           -             -            -     (1,791,169)   (1,791,169)
                     ---------       ---------       --------   ---------    ----------     --------    -----------   -----------
Balances,
December 31, 2002    4,259,496           4,259         10,000    (477,141)    5,129,790       (2,952)    (5,197,861)     (533,905)







         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                      Common      Deferred    Additional  Accumulated    Accumulated      Total
                      Common Stock $.001 par value     Stock    Compensation    Paid In   Other Compre-   (Deficit)   Stockholders'
                        Shares          Amount       Committed                  Capital   hensive Loss              Equity (Deficit)
                     --------------  -------------   ---------  ------------ ------------ ------------- ----------- ----------------
Reverse merger with
Alpha Virtual, Inc.  1,515,897           1,516             -            -     1,003,308            -              -     1,004,824

Amortization of
deferred
compensation                 -               -             -      477,141             -            -              -       477,141

Sales of common
stock net of
offering costs of
$106,603               155,296             155             -            -       619,445            -              -       619,600

Stock issued for
services                20,000              20             -            -        58,780            -              -        58,800

Stock issued in
acquisition of
Veridicom, Inc.      3,500,000           3,500             -            -       414,760            -              -       418,260

Stock options
granted for services         -               -             -            -        54,520            -              -        54,520

Foreign currency
translation
adjustment                   -               -             -            -             -         (741)             -          (741)

Net (loss)                   -               -             -            -             -            -     (2,882,690)   (2,882,690)
                     ---------       ---------       --------   ---------    ----------     --------    -----------   -----------
Balances, December
31, 2003             9,450,689       $   9,450       $ 10,000   $       -    $7,280,603     $ (3,693)   $(8,080,551)  $  (784,191)
                     =========       =========       ========   =========    ==========     ========    ===========   ===========




















         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                       CONSOLIDATED STATEMENTS CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                          2003           2002
Cash flows from operating activities                 -----------    -----------
Net loss before minority interest                    $(2,887,319)   $(1,790,517)

Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization                         18,105         39,846
    Bad debt expense                                      38,216         68,215
    Loss on equipment disposal                              --           45,586
    Impairment of goodwill                             1,809,648           --
    (Gain) on cancellation/forgiveness of debt          (556,104)          --
    Stock-based compensation                             531,661      1,021,364
    Common stock issued for services rendered             58,800         76,477
    Common stock issued as interest expense                 --          267,500
    Transfer of equipment to Cavio                        18,336           --
(Increase) / decrease in: Accounts receivable             (7,901)        19,462
    Related party receivables                            (50,404)        46,528
    Prepaid expenses and other assets                     88,480         16,196
Increase / (decrease) in :
    Accounts payable                                    (145,628)      (161,661)
    Accrued expenses                                      37,065         32,977
    Due to related parties                               157,059         29,616
    Deferred compensation                               (140,618)        28,503
                                                     -----------    -----------
Net cash used in operating activities                 (1,030,604)      (259,908)
                                                     -----------    -----------
Cash flows from investing activities
    Proceeds from equipment sales                           --           12,867
    Cash acquired through merger and acquisition         184,001           --
    Purchase of property and equipment                   (19,314)          --
                                                     -----------    -----------
Net cash provided by (used in) investing activities      164,687         12,867
                                                     -----------    -----------
Cash flows from financing activities
    Net proceeds from note payable                       346,549         20,000
    Payments on notes payable                            (20,000)
    Payments on capital lease obligation                  (5,423)        (4,439)
    Proceeds from the exercise warrants                     --          160,477
    Sale of minority interest                             29,635
    Proceeds from sale of common stock and warrants      619,600         85,000
                                                     -----------    -----------
Net cash provided by financing activities                970,361        261,038
                                                     -----------    -----------
Effect of exchange rate changes on cash                     (741)          (717)
                                                     -----------    -----------
Net increase (decrease) in cash                          103,703         13,280
Cash, beginning of period                                 22,664          9,384
                                                     -----------    -----------
Cash, end of period                                  $   126,367    $    22,664
                                                     ===========    ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                       F-8

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                       CONSOLIDATED STATEMENTS CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                  (Continued)

                                                          2003           2002
                                                     -----------    -----------

Supplemental disclosures of cash flow information
Interest paid                                        $      --      $       822
                                                     ===========    ===========
Income taxes paid                                    $      --      $       800
                                                     ===========    ===========








































         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background
----------
Veridicom International, Inc., (the Company, formerly known as Alpha Virtual, Inc. ("Alpha") is a Delaware Corporation formerly headquartered in California that was formed on September 9, 1987. The name of the Company was changed to Veridicom International, Inc. in February 2004. The Company consolidated its corporate offices in Seattle, Washington, and Vancouver, British Columbia in April 2004.

Going Concern
-------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,882,690 and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and investigating potential merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Mergers
-------
On April 28, 2003 the Company and Esstec Inc., a privately held Nevada corporation, entered into an Agreement and Plan of Merger. In accordance with the Merger, on May 8, 2003, the Company, through its wholly owned subsidiary, Alpha Acquisition Corporation ("AAC"), a Nevada Corporation, acquired Esstec in exchange for 4,276,162 shares of the Alpha's common stock. For accounting purposes Esstec acquired Alpha in a reverse merger under the purchase method of accounting. The financial statements in the filings of Alpha became those of Esstec. The legal entity (Alpha) retained its name until it was changed to Veridicom International, Inc. in February 2004. Thus, the financial statements are still those of "Esstec, Inc."

On November 25, 2003, the Company entered into an Agreement and Plan of Merger with Veridicom, Inc. (Veridicom), a California corporation, through AAC, a Nevada corporation, whereby the Company acquired Veridicom in exchange for 3,500,000 shares of Veridicom's common stock. 3,250,000 shares were issued to the holders of Veridicom's stock, and 250,000 shares were issued into escrow to cover Veridicom's indemnification obligations, if any. Veridicom's stockholders owned approximately 35% of the Company's common stock outstanding as of November 25, 2003.

On January 16, 2004, the Company entered into an Agreement and Plan of Merger with Cavio Corporation, a privately held Washington corporation ("Cavio"). The

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mergers (Continued)
-------------------
merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the merger, on February 20, 2004, through its wholly owned subsidiary, A/VII Acquisition Corporation, a Nevada corporation, acquired Cavio in exchange for 5,000,000 shares of our common stock.

The following unaudited proforma condensed consolidating statement of operations for the year ended December 31, 2003 gives effect to each of the above transactions as if they had occurred on January 1, 2003.

                   Veridicom        Alpha      Veridicom,       Cavio
                 International,    Virtual,     Inc. For     Corporation
                      Inc.           Inc.      the Eleven      for the
                Consolidated for   For the       Months          Year
                 the Year Ended   One Month      Ended          Ended
                  December 31,   Ended April    November       October       Proforma         Proforma
                      2003         30, 2003     30, 2003       31, 2003     Adjustments     Consolidated
                ---------------  -----------   -----------   -----------    ------------    ------------
Revenues          $   165,990    $       -     $   359,511   $         -     $        -     $    525,501

(Expenses)         (3,555,270)     (26,351)     (1,598,797)     (666,287)             -       (5,846,705)

Other
income/(expense)      506,590            -           9,458      (121,937)             -          394,111
                -------------    ----------    -----------   -----------     -----------    -------------

Net  loss         $(2,882,690)   $ (26,351)    $(1,229,828)  $  (788,224)    $        -    $ (4,927,093)
                =============    ==========    ===========   ===========     ===========   =============

Change in Year End
------------------
On May 8, 2003, in connection with the Esstec merger, Alpha changed its fiscal year end from March 31 to December 31.

Operations
----------
Esstec, Inc. ("Esstec") is a professional services company that focuses on e-commerce initiatives, interactive multimedia, and mobile software applications for clients in various industries, including the telecommunications and entertainment industries.

Essential Tec Pakistan (Private) Limited ("Pakistan") was incorporated on April 19, 2000 to establish the business of software development for the international markets and to export software and technology. Esstec owns approximately 63.4% of Pakistan.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operations (Continued)
----------------------
Veridicom designs, manufactures and delivers hardware and software products that enable strong authentication solutions based on fingerprint biometrics. Veridicom markets a complete fingerprint biometrics platform on which applications can be built.

Consolidation
-------------
The consolidated financial statements include the accounts of the Company and its subsidiaries Esstec, Inc., Essential Tec Pakistan (Private) Limited, and Veridicom, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority Interest
-----------------
Minority interest reflects the ownership of minority shareholders in the equity of Pakistan, a consolidated subsidiary less than wholly owned.

Reclassifications
-----------------
For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

Goodwill
--------
Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its goodwill for impairment and determined that the fair value of its goodwill is $936,520 and has recognized a $1,809,648 impairment charge.

Valuation of the Company's Common Stock
---------------------------------------
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Model to estimate the fair market value.

Concentrations of Credit Risk
-----------------------------
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expenses
--------------------
The Company expenses advertising costs as incurred. During the years ended December 31, 2003 and 2002, the Company did not have significant advertising costs.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of cash, accounts receivable, notes payables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Recently Issued Accounting Pronouncements
-----------------------------------------
In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS 142 effective January 1, 2002. The Company has determined that the fair value of its goodwill is $936,520 and has recognized a $1,809,648 impairment charge.

In July 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company has adopted SFAS No. 143 and its adoption did not have a material impact on its financial statements.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for the Company on January 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------------------
ongoing operations of the entity in a disposal transaction. The Company has adopted SFAS No. 144 and its adoption did not have a material impact on its financial statements.

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has adopted SFAS 145 and its adoption did not have a material effect on its financial statements.

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has adopted SFAS 146 and its adoption did not have a material effect on its financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------------------
requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 and its adoption did not have a material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN 46 became effective for financial statements issued after January 31, 2003. The adoption of this interpretation did not have an impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 149") which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted SFAS 149 and its adoption did not have a material effect on its financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has adopted SFAS 150 and its adoption did not have a material effect on its financial statements.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory
---------
Inventory consists primarily of various sensors, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Furniture and Equipment
-----------------------
Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Depreciation expense was $18,105 and $39,846 for the years ended December 31, 2003 and 2002, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Patents
-------
At the acquisition of Veridicom, the Company evaluated the unused patents and determined the costs to secure the patents outweighed their intended use and was unable to find a party interested in purchasing the patents. The patents were originally recorded at cost and were being amortized on a straight-line basis over 15 years. The Company has valued the patents at $200,000.

Cash and Cash Equivalents
-------------------------
For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

Income Taxes
------------
The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The Company has a net operating loss carry forward of approximately $3,000,000 expiring beginning in 2020.

Revenue Recognition
-------------------
Sales of services are recorded when performed in accordance with contracts. Revenues from software sales are recorded in accordance with SOP 97-2 `Software

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------
Revenue Recognition', which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair market values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services are recognized at the time services are provided.

For fixed fee contracts, Esstec recognizes revenue based on the percentage completed, calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours, or based upon the completion of specific task benchmarks. It is Esstec's policy to record contract losses in their entirety in the period in which such losses can be estimated. Any revenues associated with pre-payments or pre-billings are deferred until revenue is earned. For non-fixed fee jobs, revenue is recognized as services are performed and adjusted to realization value, if necessary.

Pakistan    recognizes    revenue   at   the    point/time   the   software   is
delivered/exported.

Veridicom recognizes revenues at the point of shipment of products.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Loss
------------------
The Company utilizes  Statement of Financial  Accounting  Standards ("SFAS") No.
130. "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive loss presented in these consolidated financial statements resulted from translations of foreign currency financial statements

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation
----------------------------

Pakistan considers the Pakistan Rupee to be the functional currency of its operations. The reporting currency of the Company is the U.S. dollar;
accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

    Exchange Rates      For the year Ending 2003     For the Year Ending 2002
    --------------      ------------------------     ------------------------
       Average                  .017331                       .01648
      Period end                .017479

Software Development Costs
--------------------------
The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86").

Earnings Per Common Share
-------------------------
The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.


NOTE 2 - ACCOUNTS RECEIVABLE

In December 1999 Alpha sold its PGTS training simulator to an unrelated entity. As part of the agreement, Alpha is entitled to royalty payments on future PGTS Training System sales by Eidetics for a four-year period from the date of sale. As of December 31, 2003 Alpha was owed approximately $105,117 in past due royalties. A full allowance was recorded against this receivable. The Company continues to pursue collection of these royalties.

The Company has additional accounts receivable arising from a consulting contract, which was fully collected subsequent to December 31, 2003.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:
                                                                          2003
                                                                       --------
Tooling equipment                                                      $159,595
Furniture and equipment                                                  27,065
Computers                                                                91,390
Software                                                                 28,000
Vehicles                                                                 20,540
                                                                       --------
                                                                        326,590
         Less accumulated depreciation and amortization                 252,787
                                                                       --------

                                                                       $ 73,803

NOTE 4 - DCAA AUDIT

The Company's books and records were subject to audit by the Defense Contract Audit Agency (DCAA) for defense contracts formerly serviced by Alpha. A DCAA audit remains open for a contract that was completed in 1994. The Company believes the costs charged to this contract were proper and should not result in adjustments in excess of the $100,000 reserved for possible contract price adjustments. The amount reserved is believed to be adequate and is included in accrued expenses.

NOTE 5 - NOTES PAYABLE

The Company has notes payable totaling $549,549 bearing interest at rates from 10%-12%per annum, maturing between January and August 2004. $165,000 of the notes are convertible at the Company's option into shares of the Company's common stock. Certain note holders received warrants to purchase 33,000 shares of the Company's common stock at $1.75 per share. The warrants were granted prior to the reverse merger and were previously valued and expensed due to the short-term nature of the loans by Alpha.

NOTE 6 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). The standard requires the Company to present the "fair value" method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting with respect to stock options; the Company continues to account for these under the "intrinsic value" method. The Company recognized $58,800 as stock based compensation to employees for the year ended December 31, 2003 for 20,000 shares issued to the Company's former president.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS

On July 15, 2003 Alpha entered into a consulting agreement for marketing strategy and support services for a term of three months and at the rate of $7,000 per month plus the reimbursement of out of pocket expenses. This agreement continues and expands Government and commercial marketing activities previously undertaken for the OneView Technology, and extends these activities to include technology newly available from Esstec and Veridicom.

On July 15, 2003 Alpha entered into an advisory agreement with the principals of the consulting company in the above agreement to join the Company's Advisory Board to assist the Company's Board of Directors in structuring and advising as to strategic alliances and growth. The agreement is for one year and the principals were each granted options to acquire 10,000 shares of the Company's common stock at $3.50 per share; options vest monthly over one year. The options were valued at $54,520, the fair value using the Black-Scholes European Pricing Model. The average risk rate used was 3.3%, volatility was estimated at 100% and the expected life was one year.

The Company has entered into agreements with Manhattan Capital Partners ("Manhattan") and its affiliates to provide consulting and stock placement services. The Company paid Manhattan a total of $205,673 during the year ended December 31, 2003. At December 31, 2003 Manhattan had advanced the Company $110,005 in a non-interest bearing short-term loan, which was repaid in 2004. The Company has amounts outstanding for prior services rendered by affiliates of Manhattan totaling an additional $236,801 and is negotiating to reduce the amounts owed under this agreement. Manhattan is related due to one of the principals being the former Chief Executive of Esstec.


NOTE 8 - COMMON STOCK

The Company has authorized 60,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock

Common Stock Issued during the Year Ended December 31, 2002
-----------------------------------------------------------
In January 2002, the Company issued 12,857 shares of common stock from committed stock for services rendered totaling $45,000.

In February 2002, the Company issued 17,000 shares of common stock for cash totaling $85,000.

In March 2002, the Company issued 25,000 shares of common stock from the non-cash exercise of warrants by an officer of the Company in lieu of deferred compensation totaling $7,499. During the year ended December 31, 2002, the Company issued 28,500 and 25,000 shares of common stock to a creditor for the extension of the due dates of the note payable and recorded interest expense totaling $142,500 and $125,000, respectively. During the year ended December 31,

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK (Continued)

2002, the Company issued 518,253 shares of common stock for the exercise of warrants with cash totaling $145,477 and recorded committed stock totaling $15,000. During the year ended December 31, 2002, the Company issued 129,524shares of common stock from committed stock totaling $80,000 During the year ended December 31, 2002, the Company issued 100,000 shares of common stock from committed stock to an officer upon the exercise of warrants to purchase 100,000 shares of common stock at $0.30 per share. In lieu of a cash payment for the exercise, the Company converted $30,000 of accrued consulting fees.

During the year ended December 31, 2002, the Company issued 16,667 shares of common stock from committed stock upon the exercise of warrants.

Stock Option Plan
-----------------
The Company maintains the 1999 Stock Option Plan, which provides for the granting of options to officers, directors, employees and consultants. 3,000,000 shares of common stock are reserved under the plan for the granting of options. As of December 31, 2003 the Company has 770,714 options outstanding with exercise prices ranging from $.70 to $3.50, expiring beginning in 2008.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

On July 7, 2003 Alpha entered into a consulting agreement with TSC to assist in negotiating, arranging or developing funding to Alpha clients and projects for an initial term of 6 months for a non-refundable fee of $50,000 payable as follows: $25,000 upon securing $1,000,000 of funding and $5,000 per month for the remaining $25,000 until paid in full and reimbursement of expenses. The agreement is extended for 3 years after termination if funding is secured with a prospect handled by TSC. Alpha will grant to TSC 120,000 warrants upon securing the $1,000,000 in funding, to be distributed at 20,000 warrants per month from the date of closing, at an exercise price equal to the stock price on the date of exercise, expiring in 5 years. If funding exceeds $2,000,000, a bonus of 50% of the above free structure of cash and warrants will be paid to TSC.

On October 31, 2002 the Company's Chief Technology Officer was discharged. On November 15, 2002 the two parties entered into a Settlement of Employment Agreement whereby Alpha agreed to pay and accrued $30,000 in severance pay with monies received for royalties (See Note 2). Alpha will pay 50% of monies received up to $30,000.

Litigation
----------
On March 28, 2003 the Company and one of the company's stockholders filed a lawsuit in Superior Court against a former CEO of the Company. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming the CEO did not devote his efforts to the Company's product development

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)
----------------------
and market strategies or maximize the profit of the business. An amount of damages has not been determined and the outcome of this lawsuit cannot be determined at this time.

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 to November 2003 amounting to a total of $112,114. Management and legal advisors are reviewing the validity of the claim. The Company has accrued compensation payable at December 31, 2003.

In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

Leases
------
The Company rented office space under various short-term month-month operating leases and is currently not obligated under any operating leases for office space.

Rent expense was $26,841 and $-0- for the years ended December 31, 2003 and 2002, respectively.

NOTE 10 - EARNINGS PER SHARE

                                            For the Year Ended December 31, 2003
                                            ------------------------------------
                                                                           Per
                                              Income          Shares      Share
                                            (Numerator)   (Denominator)  Amount
                                            -----------   -----------   --------
Basic EPS
  (Loss) available to common stockholders   $(2,882,690)    5,662,025   $  (.51)

Effect of Dilutive Securities                      --            --         --
                                            -----------   -----------   --------

Diluted EPS
  (Loss) available to common stockholders   $(2,882,690)    5,662,025   $  (.51)
                                            ===========   ===========   ========

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - EARNINGS PER SHARE (Continued)

                                            For the Year Ended December 31, 2002
                                            ------------------------------------
                                                                           Per
                                              Income          Shares      Share
                                            (Numerator)   (Denominator)  Amount
                                            -----------   -----------   --------
Basic EPS
  (Loss) available to common stockholders   $(1,790,517)    3,661,847   $ ( .49)

Effect of Dilutive Securities                      --            --        ---
                                            -----------   -----------   --------

Diluted EPS
  (Loss) available to common stockholders   $(1,790,517)    3,661,847   $  (.49)
                                            ===========   ===========   =======


NOTE 11-GAIN ON CANCELLATION/FORGIVENESS OF DEBT

Effective October 31 2002, the Company entered into a License Agreement with its principal shareholder, Global Alpha Corporation ("GAC") wherein GAC was granted an exclusive license to the Company's software and systems commonly referred to as the "IC3D Framework" (the "System). The System encompasses substantially all of the Company's software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the Agreement, GAC will pay to the Company a license fee of ten percent of the revenue generated from the sale or use of the System up to $1,000,000, nine percent up to $2,000,000, eight percent up to $3,000,000 and, thereafter, seven percent of the revenue generated. A minimum, annual license fee of $25,000 for the year ending December 31, 2002 and December 31, 2003 must be paid to maintain the exclusive license. At March 31, 2003 the annual license fee of $25,000 for 2002 had not been paid and the Company has waived the license fee based on discussions with GAC setting off the license fee against the short term debt of $435,000 owed by the Company to GAC. The Company has sold to GAC the IC3D/OneView product in exchange for cancellation of the $435,000 note and accrued interest of $45,312 owed by Alpha.

In addition, the Company recognized a gain on the settlement of certain accounts payable of $75,792.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SUBSEQUENT EVENTS

The Company sold 370,514 shares of common stock for $1,225,000 through March 31, 2004.

Office Closure (Unaudited)
--------------------------
Subsequent to December 31, 2003, the Company permanently closed the offices of Veridicom in Sunnyvale, California, on April 15, 2004, and is currently in the process on integrating and consolidating its software and hardware product divisions at its offices in Vancouver, British Columbia. The direct costs incurred by the company to-date, with respect to the closure and relocation of the Sunnyvale operations, amount to approximately $40,000.