Form 10QSB
period 2004-03-31
VERIDICOM INTERNATIONAL INC
filed 2004-06-18
CIK 710217

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-12382



                          VERIDICOM INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                    Delaware                                95-2577731
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

              3800-999 3rd Avenue                           98104-4023
              Seattle, Washington                           (Zip Code)
    (Address of principal executive offices)

                                 (206) 224-6206
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]     No [X]


There were 14,960,853 shares outstanding of registrant's Common Stock, par value $.001 per share, as of June 16, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]


 ==============================================================================

                          VERIDICOM INTERNATIONAL, INC.
                                FORM 10-QSB INDEX


PART I - FINANCIAL INFORMATION                                             3

Item 1.  Financial Statements (Unaudited):                                 3

         a.    Consolidated Balance Sheets as of March 31, 2004 and
               December 31, 2003                                           3

         b.    Consolidated Statements of Operations for the three
               months ended March 31, 2004 and 2003                        4

         c.    Consolidated Statements of Cash Flows for the three
               months ended March 31, 2004 and 2003                        5

         d.    Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11

Item 3.  Controls and Procedures                                          30



PART II - OTHER INFORMATION                                               32

Item 1.  Legal Proceedings                                                32

Item 2.  Changes in Securities and Use of Proceeds                        32

Item 3.  Defaults Upon Senior Securities                                  32

Item 4.  Submission of Matters to a Vote of Security Holders              32

Item 5.  Other Information                                                32

Item 6.  Exhibits and Reports on Form 8-K                                 32

Signatures                                                                34




 ------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,
                                                        2004     December 31,
                            ASSETS                   (Unaudited)    2003
Current Assets              ------
  Cash and cash equivalents                         $    462,201 $   126,367
  Accounts receivable                                     11,672      13,497
  Accounts receivable from affiliates                     32,563      77,960
  Inventory                                               83,493      89,803
  Other current assets                                    44,524      10,259
                                                    ------------ -----------
     Total current assets                                634,453     317,886

Furniture & equipment, net                               185,010      73,803
Patents                                                  200,000     200,000
Goodwill                                               4,728,546     936,520
Other assets                                               3,300       3,300
                                                    ------------ -----------
                                                    $  5,751,309 $ 1,531,509
                                                    ============ ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------
Current liabilities
  Accounts payable                                  $  1,211,473 $   720,616
  Accrued expenses                                       736,394     673,523
  Due to related parties                                 283,954     347,006
  Notes payable                                          449,549     549,549
                                                    ------------ -----------
     Total current liabilities                         2,681,370   2,290,694
                                                    ------------ -----------
Proceeds from capital stock subscriptions              3,192,619           -
Minority Interest                                         20,686      25,006
                                                    ------------ -----------
Stockholders' Equity (Deficit)
Common stock,$.001 par value,60,000,000 authorized;
14,960,853 and 9,450,689 issued and outstanding           14,960       9,450
Additional paid in capital                             8,682,842   7,280,603
Common stock reserved                                     10,000      10,000
Accumulated other comprehensive (loss)                    (5,733)     (3,693)
Accumulated (deficit)                                 (8,845,435) (8,080,551)
                                                    ------------ -----------
     Total stockholders' equity (deficit)               (143,366)   (784,191)
                                                    ------------ -----------
                                                    $  5,751,309 $ 1,531,509
                                                    ============ ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED

                                                   2004                2003
                                                   ----                ----
Revenues
    Net revenue                               $    238,975        $    203,000
    Cost of goods sold                             160,038              45,175
                                              ------------        ------------
    Gross profit                                    78,937             157,825

Expenses
    General and administrative expenses            781,778             177,099
    Research and development                        45,607                   -
    Depreciation                                     7,625               3,694
                                              ------------        ------------
    (Loss) from operations                        (756,073)            (22,968)

Other income/(expense)
    Other expense                                   (2,434)                  -
    Gain on settlement of liabilities                    -              50,638
    Interest expense                               (10,697)             (3,850)
                                              ------------        ------------
       Total other income (expense)                (13,131)             46,788

Income (Loss) before minority interest            (769,204)             23,820

Minority Interest                                    4,320                   -
                                              ------------        ------------
Net Income (Loss)                                 (764,884)             23,820
                                              ------------        ------------
Comprehensive (loss)                          $   (764,884)       $     23,820
                                              ============        ============
Earnings (loss) per share:
    Basic and fully diluted income (loss)
     per common share                         $      (0.07)       $       0.01
                                              ============        ============
    Weighted average common shares
     outstanding basic and fully diluted        11,819,186           4,259,496
                                              ============        ============










         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED
                                                         2004         2003
                                                    ------------- -------------
Cash flows from operating activities
Net income (loss) before minority interest          $   (769,204) $     23,820
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
    Depreciation and amortization                          7,625         3,694
    Stock-based compensation                              35,910
(Increase) / decrease in :
    Accounts receivable                                   15,868       (64,701)
    Other current assets                                       -        (1,385)
    Related party receivables                             45,397        10,537
    Inventory                                              6,310             -
    Prepaid expenses and other assets                    (29,391)       (9,570)
Increase / (decrease) in :
    Accounts payable                                       8,087        41,255
    Accrued expenses                                    (148,376)      (17,651)
    Due to related parties                               (91,745)        6,807
    Deferred compensation                                      -         9,528
                                                    ------------  ------------
Net cash provided by (used in) operating activities     (919,519)        2,334
                                                    ------------  ------------
Cash flows from investing activities
    Cash acquired through merger and acquisition         164,791
    Purchase of property and equipment                    (9,359)       (2,681)
                                                    ------------  ------------
Net cash provided by (used in) investing activities      155,432        (2,681)
                                                    ------------  ------------
Cash flows from financing activities
    Net proceeds from note payable                             -             -
    Payments on notes payable                           (100,000)            -
    Payments on capital lease obligation                       -        (1,323)
    Collection of subscription receivable                129,821             -
    Payment of offering costs                           (166,668)      110,808
    Proceeds from sale of common stock
               and options                             1,238,808             -
                                                    ------------  ------------
Net cash provided by (used in) financing activities    1,101,961        (1,323)
                                                    ------------  ------------
Effect of exchange rate changes on cash                   (2,040)       (2,656)
                                                    ------------  ------------
Net increase (decrease) in cash                          335,834        (4,326)
Cash, beginning of period                                126,367        22,664
                                                    ------------  ------------
Cash, end of period                                 $    462,201  $     18,338
                                                    ============  ============
Supplemental disclosures of cash flow information              -             -
Interest paid                                       $     13,906  $      3,850
                                                    ============  ============
Income taxes paid                                   $          -  $          -
                                                    ============  ============
         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                       5

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the fiscal year ended December 31, 2003.

The historical results for the three month period ended March 31, 2004 include the Company and all its subsidiaries and Cavio Corporation ("Cavio") from the merger date of February 20, 2004. The historical results for the three months ended March 31, 2003 are for EssTec, Inc. reflecting the reverse acquisition of the former Alpha Virtual, Inc. under the purchase method of accounting, as the shareholders of EssTec, Inc. obtained control of the consolidated entity at the time of that merger.

NOTE 2 - OPERATIONS

Going Concern
-------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $764,884 during the three month period ended March 31, 2004 and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and investigating potential merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - OPERATIONS (continued)

Revenue Recognition
-------------------
Sales of services are recorded when performed in accordance with contracts. Revenues from software sales are recorded in accordance with SOP 97-2 `Software Revenue Recognition', which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair market values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services are recognized at the time services are provided.

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

Veridicom recognizes revenues at the point of shipment of products.
Consolidation
-------------
The consolidated financial statements include the accounts of the Company and its subsidiaries EssTec, Inc., Essential Tec Pakistan (Private) Limited ("Pakistan"), Veridicom, Inc, Cavio Corporation, and Veridicom International (Canada) Inc. All significant intercompany balances and transactions have been eliminated in consolidation.



Minority Interest
-----------------
Minority interest reflects the ownership of minority stockholders in the equity of Pakistan, a consolidated subsidiary less than wholly owned.

Merger
------
On January 16, 2004, the Company entered into an Agreement and Plan of Merger with Cavio Corporation, a privately held Washington corporation ("Cavio"). The merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the merger, on February 20, 2004, through its wholly owned subsidiary, A/VII Acquisition Corporation, a Nevada corporation, acquired Cavio in exchange for 5,119,140 shares of our common stock. The Company recorded goodwill of $3,792,019 for this acquisition.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - OPERATIONS (continued)

Cash                                    $   164,791
Receivables                                  14,043
Stock subscription receivable               129,821
Prepaid expenses                              4,874
Fixed assets, net                           109,473
                                        -----------
                                            423,002
                                        -----------

Less liabilities assumed

Accounts Payable and accrued expenses      (694,009)
Loans payable                               (28,693)
                                        -----------
                                           (722,702)
                                        -----------
Net Liabilities                         $  (299,700)
                                        ===========

Net liabilities assumed                 $   299,700
Stock issued for acquisition                299,700
Common stock issued into escrow           3,192,619
                                        -----------
Goodwill                                $ 3,792,019
                                        ===========

The following unaudited proforma condensed consolidating statement of operations for the three month period ended March 31, 2004 gives effect to the above transaction as if it had occurred on January 1, 2004.

                    Veridicom           Cavio
                International, Inc. Corporation for
                 Consolidated for   the Period from
                 the Three Month    November 01,2003
                 Period Ending      to February 19,   Proforma     Proforma
                 March 31,2004          2004         Adjustments Consolidated
                ------------------- ---------------- ----------- ------------
Revenues        $      238,975      $        -       $        -  $    238,975
(Expenses)
                      (995,048)       (481,715)               -    (1,476,763)
Other
income/(expense)        (8,811)        (31,367)               -       (40,178)
                --------------      ----------       ----------  ------------
Net loss        $     (764,884)     $ (485,082)      $        -  $ (1,277,966)
                ==============      ==========       ==========  ============

Name Change
-----------
The legal entity (Alpha Virtual, Inc.) retained its name until it was changed to Veridicom International, Inc. in February 2004.

New Entity
----------
On January 21, 2004 Veridicom International (Canada) Inc. ("Canada") was formed to be the Canadian operating company for the public company.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - FOREIGN CURRENCY TRANSLATION

Pakistan considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada consider the Canadian Dollar to be the functional currency of its operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

      Exchange Rates       For the period ending      For the period ending
      --------------       ---------------------      ---------------------
                              March 31, 2004             March 31, 2003
                              --------------             --------------
      Rupee Average               0.01745                   0.01725
    Rupee Period end              0.01745                   0.01722
 Canadian Dollar Average          1.3113                          -
  Canadian Period end             1.3178                          -

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                           March 31, 2004   December 31, 2003

Tooling equipment                            $   159,595       $   159,595
Furniture and equipment                           55,043            27,065
Computers                                        245,284            91,390
Software                                         124,330            28,000
Vehicles                                          20,506            20,540
                                             -----------       -----------
                                                 604,758           326,590
   Less accumulated depreciation
        and amortization                         419,748           252,787
                                             -----------       -----------
                                             $   185,010       $    73,803
                                             ===========       ===========



NOTE 5 - PROCEEDS FROM CAPITAL STOCK SUBSCRIPTIONS

Proceeds from capital stock subscriptions are in respect of Cavio Corporation and represents amounts advanced to Cavio that are intended to be converted into capital stock. There is uncertainty with respect to whether some or all of this amount will ultimately be converted into stock and therefore the total balance is recorded as a liability in the company's financial statements. If the total amount is converted Cavio may be required to issue up to approximately 3,254,000 common shares to complete the transaction. To complete the merger with the Company, Cavio issued 1,754,000 shares which were then exchanged for 486,654 shares of the Company in accordance with the terms of the merger. These shares are being held in trust until the eligible investors are confirmed.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK

During the period ending March 31, 2004 the Company sold 370.514 shares of common stock for $1,225,000 less offering costs of $166,668.

During the period ending March 31, 2004 the Company issued 20,511 shares of common stock for $13,808 for the exercise of stock options.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases
------
In February 2004, the Company entered into a three year operating lease for office space. The Company is required to pay basic rent and estimated operating expenses.

Rent expense was $21,682 for the three month period ended March 31, 2004.

Employment Agreement
--------------------
The Company entered into an employment agreement with its President and Chief Executive Officer effective February 20, 2004 for one year providing for an annual salary of $175,000, ten-year stock option to purchase 150,000 shares of the Company's common stock at $3.50 per share, and an annual bonus of $20,000 for every $1.5 million in gross consolidated revenue of the Company for said year. The agreement is automatically renewable.

The stock options vest monthly over a twenty-four months period. As at March 31, 2004, 4% of the options were vested. The fair value of the vested options of $35,910 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. During the three month period ended March 31, 2004, $35,910 has been expensed as stock based compensation.

Litigation
----------
Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 to November 2003 amounting to a total of $112,114. Management and legal advisors are reviewing the validity of the claim. The Company has accrued compensation payable at March 31, 2004.

In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

NOTE 8 - OFFICE CLOSING

On April 15, 2004 the Company permanently closed the offices of Veridicom, Inc. in Sunnyvale, California and is currently in the process of integrating and consolidating its software and hardware product divisions at its offices in Vancouver, British Columbia. The direct costs incurred by the company to-date, with respect to the closure and relocation of the Sunnyvale operations, amount to approximately $40,000.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2004 the Company issued 47,000 shares for cash totaling $238,000.
                                      10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

         This report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Veridicom International, Inc. (the "Company" "we" and "us"). These forward-looking statements generally can be identified by the context of the statements or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Overview

         We were incorporated in Delaware on September 9, 1987 under the name Perceptronics, Inc. From our inception through fiscal 2000, we were engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems included both hardware and software and are used to train personnel in the use of various military and commercial equipment. Much of our simulator business was in the foreign defense industry. The tightening of defense budgets worldwide, combined with the continuing consolidation and competition in the defense industry, negatively impacted the growth and profit opportunities for small companies such as ours. As a result, in July 2000, we refocused our business. In connection with the refocus, we sold the assets related to our computer based simulation system line of business to a developer and manufacturer of specialized defense simulation products. We then commenced development of commercial products in the area of Internet collaboration.

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

         On January 16, 2004, we entered into an Agreement and Plan of Merger with Cavio Corporation, a privately-held Washington corporation ("Cavio"). In accordance with the merger, on February 20, 2004, we, through our wholly-owned subsidiary, A/VII Corporation, a Nevada corporation, acquired Cavio in exchange for 5,119,410 shares of our common stock. The transaction contemplated by the agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Description of the Company Post-Merger

         Following the merger with Cavio, we appointed the following officers, key employees and advisors:

         Paul Mann, President, Chief Executive Officer and Director Bashir Jaffer, Chief Financial Officer
         Terry Lafterte, SVP, Technical Operations
         Cameron Adams, Manager, Marketing and Business Development Roger Brandt, Chief Technical Advisor

         We also realigned our business strategy to leverage the core operations of each of our subsidiaries. We have three operational subsidiaries: Cavio, Veridicom and EssTec.

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

Recent Events

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

         The following is a summary of our critical accounting policies:

         Basis of Presentation . The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the fiscal year ended December 31, 2003.

         The historical results for the three-month period ended March 31, 2004 include the Company, its subsidiaries and Cavio from the merger date of February 20, 2004. The historical results for the three months ended March 31, 2003 are for EssTec reflecting the reverse acquisition of the former Alpha Virtual Inc. under the purchase method of accounting, as the shareholders of EssTec obtained control of the consolidated entity at the time of that merger.

         Going-Concern. Our financial statements have been presented on the basis that we are a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of $764,884 and have a working capital deficit and a stockholder deficit, which raises substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to raising additional capital and investigating potential merger candidates. Our ability to continue as a going-concern is dependent upon our ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements in this quarterly report do not include any adjustments that might result from the outcome of these uncertainties.

         Change in Year End. On May 8, 2003, in connection with the EssTec merger, we changed our fiscal year end from March 31 to December 31.

         Consolidation. The consolidated financial statements include our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         Minority Interest. Minority interest reflects the ownership of minority stockholders in the equity of Pakistan, a consolidated subsidiary less than wholly owned.

         Reclassifications. For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

         Goodwill. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), we have evaluated our goodwill for impairment and determined that the fair value of our goodwill is $4,998,187 and have recognized a $1,809,648 as an impairment charge in the year ended December 31, 2003.

         Valuation of Our Common Stock. Unless otherwise disclosed, all stock based transactions entered into by us have been valued at the market value of our Common Stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Model to estimate the fair market value.

         Concentrations of Credit Risk. Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade accounts receivable. We maintain reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

         Advertising Expenses.  We expense advertising costs as incurred.

         Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivable, notes payables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

         Recently Issued Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). With respect to goodwill and intangible assets acquired prior to July 1, 2001, we were required to adopt SFAS 142 effective January 1, 2002. We have determined that the fair value of our goodwill is $4,988,187 and have recognized a $1,809,648 as an impairment charge in the year ended December 31, 2003.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us for the fiscal year beginning January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. We have adopted SFAS No. 143 and its adoption did not have a material impact on our financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for the Company on January 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We have adopted SFAS No. 144 and its adoption did not have a material impact on our financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. We have adopted SFAS 145 and its adoption did not have a material effect on our financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We have adopted SFAS 146 and its adoption did not have a material effect on our financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. We have adopted SFAS No. 148 and its adoption did not have a material effect on our financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN 46 became effective for financial statements issued after January 31, 2003. The adoption of this interpretation did not have an impact on our financial statements.

         In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 149") which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We have adopted SFAS 149 and its adoption did not have a material effect on our financial statements.

         In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,"

("SFAS 150") which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We have adopted SFAS 150 and its adoption did not have a material effect on our financial statements.

         Inventory. Inventory consists primarily of various sensors, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

         Furniture and Equipment. Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

         Patents. Following the acquisition of Veridicom, we evaluated the unused patents and determined the costs to secure the patents outweighed their intended use and was unable to find a party interested in purchasing the patents. The patents were originally recorded at cost and were being amortized on a straight-line basis over 15 years. We valued the patents at $200,000.

         Cash and Cash Equivalents. For purposes of reporting cash flows, we consider all funds with original maturities of three months or less to be cash equivalents.

         Income Taxes. We recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. We have a net operating loss carry forward of approximately $3,000,000 expiring beginning in 2020.

         Revenue Recognition. Sales of services are recorded when performed in accordance with contracts. Revenues from software sales are recorded in accordance with SOP 97-2 `Software Revenue Recognition', which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair market values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services are recognized at the time services are provided.

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

         In Pakistan, revenues are recognized at the point/time the software is delivered/exported.

         Veridicom recognizes revenues at the point of shipment of products.

         Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Comprehensive Loss. We utilize Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive loss presented in these consolidated financial statements resulted from translations of foreign currency financial statements.

         Foreign Currency Translation. Pakistan considers the Pakistan Rupee to be the functional currency of its operations. We report in U.S. dollar and, accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

         Software Development Costs. The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86").

         Earnings Per Common Share. We compute earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Results of Operations - Three Months Ended March 31, 2004 and 2003

                                                   2004                2003
                                                   ----                ----
Revenues
    Net revenue                               $    238,975        $    203,000
    Cost of goods sold                             160,038              45,175
                                              ------------        ------------
    Gross profit                                    78,937             157,825

Expenses
    General and administrative expenses            781,778             177,099
    Research and development                        45,607                   -
    Depreciation                                     7,625               3,694
                                              ------------        ------------
    (Loss) from operations                        (756,073)            (22,968)

Other income/(expense)
    Other expense                                   (2,434)                  -
    Gain on settlement of liabilities                    -              50,638
    Interest expense                               (10,697)             (3,850)
                                              ------------        ------------
       Total other income (expense)                (13,131)             46,788

Income (Loss) before minority interest            (769,204)             23,820

Minority Interest                                    4,320                   -
                                              ------------        ------------
Net Income (Loss)                                 (764,884)             23,820
                                              ------------        ------------
Comprehensive (loss)                          $   (764,884)       $     23,820
                                              ============        ============
Earnings (loss) per share:
    Basic and fully diluted income (loss)
     per common share                         $      (0.07)       $       0.01
                                              ============        ============
    Weighted average common shares
     outstanding basic and fully diluted        11,819,186           4,259,496
                                              ============        ============

General. During the year ended December 31, 2003, our activities were focused largely on mergers with, and acquisitions of, companies with complementary, similar or related technology and compatible management.

Following the transactions with EssTec, Veridicom and Cavio described in "Overview" above, we have been engaged primarily in aligning the operations of the subsidiaries with the objective of streamlining and consolidating operations as necessary, reducing costs and seeking additional capital. As a part of this process, we closed our Sunnyvale, California facility in April 2004.

Net Revenue. Net revenue for the three months ended March 31, 2004 was $238,975, which was mainly attributed to sales of capacitive fingerprint sensors, computer peripherals, and software related to the use of our fingerprint authentication technology. Net revenue for the three months ended March 31, 2003 was $203,000, which was mainly attributed to software development and consulting services provided by EssTec. Such revenue in the 2004 period was not significant.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2004 was $160,038, which was mainly attributed to product components purchased from suppliers and the cost of finished products from existing inventory. Cost of goods sold for the three months ended March 31, 2003 was $45,175.

Gross Profit. Gross profit for the three months ended March 31, 2004 was $78,937 compared to $136,400 for the three months ended March 31, 2003. The variance is the result of a change in revenue source and mix during the two comparable periods.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2004 were $781,778, compared to $177,099 for the three months ended March 31, 2003. The increase of $604,679 is mainly attributed to the following: increased salary and wage expense of approximately $150,000, professional fees of approximately $80,000, travel expenses of approximately $40,000 and technical and other consultant fees of approximately $250,000.

Interest Expense. Interest expense for the three months ended March 31, 2004 was $10,697 for certain interest bearing notes payable, compared to $3,850 for the three months ended March 31, 2003.

Research and Development. Research and development expenditures for the three months ended March 31, 2004 were $45,607. Such expenditures were related to on-going product, hardware and software enhancements. We had zero research and development expenditures for the three months ended March 31, 2003.

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

         If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our products also compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Many competitors offering products that are competitive with our products and services have significantly more cash and resources than us. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors may enter the market and become significant long-term competitors.

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

         In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.

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

         A large portion of our revenues are derived from the sale of security products and services. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors, including:

         o  the cost, performance and reliability of our products and services;

         o  the products and services of our competitors;

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

         Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new products and services in order to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometrics industry require assessments to be made of the future directions of technology and the technology market generally, which are inherently difficult to predict.

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

         o Our technology may become obsolete upon the introduction of alternative technologies;

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

         There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product or service failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempts to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain complex sale or licensing transactions, each entity may negotiate liability provisions that vary from such standard forms.

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

         We may be adversely affected by the events of September 11, 2001, and the war in Iraq. At this time, the long term effects of these events, or other similar or related events that may occur in the future, on the biometrics industry or on worldwide economic conditions. We cannot assure you that our business plan will not be adversely impacted by future terrorist attacks or actions taken in response to those attacks.

Risks Related To Our Capital Structure

There is no assurance of an established public trading market.

         Although our Common Stock trades on the OTCBB a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:

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

         Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transaction in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures needed improvement and were not adequately effective to ensure timely reporting with the Securities and Exchange Commission.

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

         Our Chief Executive Officer and Chief Financial Officer believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

Changes In Internal Control

         There were no significant changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         On January 16, 2004, we entered into an Agreement and Plan of Merger with Cavio Corporation, a privately-held Washington corporation ("Cavio"). In accordance with the merger, on February 20, 2004, we, through our wholly-owned subsidiary, A/VII Corporation, a Nevada corporation, acquired Cavio in exchange for 5,119,410 shares of our common stock. The transaction contemplated by the agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following exhibits are included herewith:


               2.1 Agreement and Plan of Merger dated January 16, 2004 between the Registrant (formerly Alpha Virtual, Inc.), A/VII Acquisition Corporation and Veridicom, Inc. and Cavio Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on February 23, 2004).


               2.2 Amendment No. 1 to Agreement and Plan of Merger dated January 16, 2004 between the Registrant (formerly Alpha Virtual, Inc.), A/VII Acquisition Corporation and Veridicom, Inc. and Cavio Corporation.


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

         (b)   Current Reports on Form 8-K:

         Current Report filed February 27, 2004 reporting Item 8.

         Current Report filed February 25, 2004 reporting Item 5.

         Current Report filed February 24, 2004 reporting Items 4 and 7 (Amendment to Current Report filed February 12, 2004).

         Current Report filed February 23, 2004 reporting Items 2 and 7.

         Current Report filed February 12, 2004 reporting Items 4 and 7.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 18, 2004                    VERIDICOM INTERNATIONAL, INC.


                                        /s/ Paul Mann
                                        -------------------------------------
                                        Paul Mann
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer and Principal
                                        Executive Officer)


                                        /s/ Bashir Jaffer
                                        -------------------------------------
                                        Bashir Jaffer
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)