Form 10QSB/A
period 2004-03-31
VERIDICOM INTERNATIONAL INC
filed 2004-06-21
CIK 710217

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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
                               FORM 10-QSB/A INDEX


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
                                              ============        ============










         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED
                                                         2004         2003
                                                    ------------- -------------
Cash flows from operating activities
Net income (loss) before minority interest          $   (769,204) $     23,820
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
    Depreciation and amortization                          7,625         3,694
    Stock-based compensation                              35,910
(Increase) / decrease in :
    Accounts receivable                                   15,868       (64,701)
    Other current assets                                       -        (1,385)
    Related party receivables                             45,397        10,537
    Inventory                                              6,310             -
    Prepaid expenses and other assets                    (29,391)       (9,570)
Increase / (decrease) in :
    Accounts payable                                       8,087        41,255
    Accrued expenses                                    (148,376)      (17,651)
    Due to related parties                               (91,745)        6,807
    Deferred compensation                                      -         9,528
                                                    ------------  ------------
Net cash provided by (used in) operating activities     (919,519)        2,334
                                                    ------------  ------------
Cash flows from investing activities
    Cash acquired through merger and acquisition         164,791
    Purchase of property and equipment                    (9,359)       (2,681)
                                                    ------------  ------------
Net cash provided by (used in) investing activities      155,432        (2,681)
                                                    ------------  ------------
Cash flows from financing activities
    Net proceeds from note payable                             -             -
    Payments on notes payable                           (100,000)            -
    Payments on capital lease obligation                       -        (1,323)
    Collection of subscription receivable                129,821             -
    Payment of offering costs                           (166,668)            -
    Proceeds from sale of common stock
               and options                             1,238,808             -
                                                    ------------  ------------
Net cash provided by (used in) financing activities    1,101,961        (1,323)
                                                    ------------  ------------
Effect of exchange rate changes on cash                   (2,040)       (2,656)
                                                    ------------  ------------
Net increase (decrease) in cash                          335,834        (4,326)
Cash, beginning of period                                126,367        22,664
                                                    ------------  ------------
Cash, end of period                                 $    462,201  $     18,338
                                                    ============  ============
Supplemental disclosures of cash flow information              -             -
Interest paid                                       $     10,697  $      3,850
                                                    ============  ============
Income taxes paid                                   $          -  $          -
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

         Goodwill. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), we have evaluated our goodwill for impairment and determined that the fair value of our goodwill is $4,728,546 and have recognized a $1,809,648 as an impairment charge in the year ended December 31, 2003.

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

         Recently Issued Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). With respect to goodwill and intangible assets acquired prior to July 1, 2001, we were required to adopt SFAS 142 effective January 1, 2002. We have determined that the fair value of our goodwill is $4,728,546 and have recognized a $1,809,648 as an impairment charge in the year ended December 31, 2003.

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

Gross Profit. Gross profit for the three months ended March 31, 2004 was $78,937 compared to $157,825 for the three months ended March 31, 2003. The variance is the result of a change in revenue source and mix during the two comparable periods.

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

         Our Chief Executive Officer and Chief Financial Officer believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB/A.

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


               2.2 Amendment No. 1 to Agreement and Plan of Merger dated January 16, 2004 between the Registrant (formerly Alpha Virtual, Inc.), A/VII Acquisition Corporation and Veridicom, Inc. and Cavio Corporation (incorporated by reference to Exhibit 2.2 to the Registrant's quarterly report on Form 10-QSB filed with the SEC on June 18, 2004).


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