Form 10QSB
period 2004-06-30
VERIDICOM INTERNATIONAL INC
filed 2004-08-09
CIK 710217

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

     |   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---                SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-12382



                          VERIDICOM INTERNATIONAL, INC.
         ---------------------------------------------------------------
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

                                 Yes |X| No | |
                                      -      -

There were 15,028,133 shares outstanding of registrant's Common Stock, par value $.001 per share, as of August 2, 2004.

Transitional Small Business Disclosure Format (check one):     Yes | |   No |X|
                                                                    -        -

================================================================================

                          VERIDICOM INTERNATIONAL, INC.
                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         a.   Consolidated  Balance  Sheets  as of June  30,  2004 and
              December 31, 2003

         b. Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003

         c. Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

         d.   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                                          At              At
                                                     June 30, 2004  December 31,
                                ASSETS                (Unaudited)        2003
Current Assets
        Cash and cash equivalents                   $    42,215     $   126,367
        Accounts receivable                              21,566          13,497
        Accounts receivable from affiliates              54,535          77,960
        Inventory                                        82,161          89,803
       Other current assets                              45,124          10,259
                                                    -----------     -----------
                  Total current assets                  245,601         317,886

Furniture & equipment, net                              189,872          73,803
Patents                                                 200,000         200,000
Goodwill                                              4,728,546         936,520
                                                          3,304
Other assets                                              3,300
                                                    -----------     -----------
                                                    $ 5,367,323     $ 1,531,509
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
       Accounts payable                            $ 1,490,632      $   720,616
       Accrued expenses                                741,257          673,523
       Due to related parties                          389,657          347,006
       Notes payable                                   449,549          549,549
                                                   -----------      -----------
              Total current liabilities              3,071,095        2,290,694
                                                   -----------      -----------
Proceeds from capital stock subscriptions            3,192,619             --

Minority Interest                                       15,920           25,006
                                                   -----------      -----------
Stockholders' Equity (Deficit)
Common stock, $.001 par value, 60,000,000
  authorized; 15,028,133 and
  9,450,689 issued and outstanding                      15,028            9,450
Additional paid in capital                           8,992,345        7,280,603
Common stock reserved                                   10,000           10,000
Accumulated other comprehensive (loss)                  (3,001)          (3,693)
Accumulated (deficit)                               (9,926,683)      (8,080,551)
                                                   -----------      -----------
              Total stockholders' equity (deficit)    (912,311)        (784,191)
                                                   -----------      -----------
                                                   $ 5,367,323      $ 1,531,509
                                                   ===========      ===========

                 See Notes to Financial Statements (Unaudited)

                         VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                             (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                            CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                OTHER COMPREHENSIVE INCOME (LOSS)
                                            UNAUDITED

                                            Three       Three Months         Six            Six
                                         Months Ended    Ended June        Months          Months
                                        June 30, 2004     30, 2003     Ended June 30,  Ended June 30,
                                                                            2004            2003
                                        ------------    ------------    ------------    ------------
Revenues
  Net revenue                           $     69,516    $     28,501    $    308,491    $    231,500
  Cost of goods sold                          27,856          44,237         187,894          89,412
                                        ------------    ------------    ------------    ------------

  Gross profit (loss)                         41,660         (15,736)        120,597         142,088

Expenses
  General and administrative expenses        977,077         786,925       1,758,854         964,024
  Research and development                    87,481          12,269         133,088          12,269
  Depreciation                                13,090           4,847          20,715           8,541
                                        ------------    ------------    ------------    ------------
  (Loss) from operations                  (1,035,988)       (819,777)     (1,792,060)       (842,746)
                                        ------------    ------------    ------------    ------------

Other income (expense)
  Other income (expense)                       3,180            (284)            745            (284)
  Relocation of office                       (31,575)           --           (31,575)           --
  Gain on settlement of liabilities             --            16,481            --            67,120
  Interest expense                           (21,631)        (19,987)        (32,328)        (23,837)
                                        ------------    ------------    ------------    ------------
    Total other income (expense)             (50,026)          3,790         (63,158)         42,999

(Loss) before minority interest           (1,086,014)       (823,567)     (1,855,218)       (799,747)


Minority Interest                              4,766           9,086
                                        ------------    ------------    ------------    ------------

Net (Loss)                                (1,081,248)       (823,567)     (1,846,132)       (799,747)
                                        ------------    ------------    ------------    ------------

Other Comprehensive Income (loss)
Foreign currency translation                     534           2,733            (692)         (2,122)
         Total Comprehensive (loss)     $ (1,080,714)   $   (820,834)   $ (1,846,824)   $   (801,869)
                                        ============    ============    ============    ============
Earnings (loss) per share:
  Basic and fully diluted (loss) per    $      (0.07)   $      (0.16)   $      (0.14)   $      (0.17)
  common share
                                        ============    ============    ============    ============
  Weighted average common shares          14,998,766       5,295,445      13,585,918       4,770,622
  outstanding basic and fully diluted
                                        ============    ============    ============    ============



                 See Notes to Financial Statements (Unaudited)

                           VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                              (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                          2004           2003
                                                     -----------    -----------
Cash flows from operating activities
Net (loss) before minority interest                  $(1,855,218)   $  (799,747)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
     Depreciation and amortization                        13,090          8,541
              Stock-based compensation                   143,640        535,941
(Increase) / decrease in:
     Accounts receivable                                   5,974            (12)
     Related party receivables                            23,425        (14,963)
     Inventory                                             7,642           --
     Prepaid expenses and other current assets           (29,995)         7,762
Increase / (decrease) in :
     Accounts payable                                    287,248         (4,886)
     Accrued expenses                                   (143,513)        (5,934)
     Due to related parties                               13,958         67,079
     Deferred compensation                                  --           26,107
                                                     -----------    -----------
Net cash (used in) operating activities               (1,533,749)      (180,112)
                                                     -----------    -----------
Cash flows from investing activities
     Cash acquired through merger and acquisition        164,791        159,391
     Purchase of  equipment                              (19,688)        (3,526)
                                                     -----------    -----------
Net cash provided by investing activities                145,103        155,865
                                                     -----------    -----------
Cash flows from financing activities
     Proceeds from notes payable                            --           15,000
     Payments on notes payable                          (100,000)       (10,000)
     Payments on capital lease obligation                   --           (2,427)
     Collection of subscription receivable               129,821           --
     Payment of offering costs                          (301,228)       (22,222)
     Proceeds from sale of common stock and options    1,575,209        220,000
                                                     -----------    -----------
Net cash provided by financing activities              1,303,802        200,351
                                                     -----------    -----------
Effect of exchange rate changes on cash                      692         (2,122)
                                                     -----------    -----------
Net increase (decrease) in cash                          (84,152)       173,982
Cash, beginning of period                                126,367         22,664
                                                     -----------    -----------
Cash, end of period                                  $    42,215    $   196,646
                                                     ===========    ===========
Supplemental disclosures of cash flow information           --             --
Interest paid                                             10,697         23,837
                                                     ===========    ===========
Income taxes paid                                    $      --      $      --
                                                     ===========    ===========

                 See Notes to Financial Statements (Unaudited)

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

The historical results for the three and six month periods ended June 30, 2004 include the Company and all its subsidiaries and Cavio Corporation ("Cavio") from the merger date of February 20, 2004. The historical results for the three and six months ended June 30, 2003 are for EssTec, Inc. reflecting the reverse acquisition of the former Alpha Virtual, Inc. under the purchase method of accounting, as the shareholders of EssTec, Inc. obtained control of the consolidated entity at the time of that merger.

NOTE 2 - OPERATIONS

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,855,218 during the six month period ended June 30, 2004 and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and investigating potential merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reclassifications

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications to the current year.

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Model to estimate the fair market value.

Revenue Recognition

Sales of services are recorded when performed in accordance with contracts. Revenues from software sales are recorded in accordance with SOP 97-2 `Software Revenue Recognition", which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair market values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services are recognized at the time services are provided.

For fixed fee contracts, EssTec, Inc. recognizes revenue based on the percentage completed, calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours, or based upon the completion of specific task benchmarks. It is EssTec's policy to record contract losses in the entirety on the period in which such losses can be estimated. Any revenues associated with pre-payments or pre-billings are deferred until revenue is earned. For non-fixed fee jobs, revenue is recognized as services are performed and adjusted to realization value, if necessary.

Pakistan recognizes revenue at the point / time the software is delivered / exported.

Veridicom recognizes revenues at the point of shipment of product.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries EssTec, Inc., Essential Tec Pakistan (Private) Limited ("Pakistan"), Veridicom, Inc., Cavio Corporation, and Veridicom International (Canada) Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority Interest

Minority interest reflects the ownership of minority shareholders in the equity of Pakistan, a consolidated subsidiary less than wholly owned.

Mergers

On April 28, 2003, the Company (then known as Alpha Virtual, Inc. ("Alpha"))and Esstec Inc., a privately held Nevada corporation ("EssTec"), entered into an Agreement and Plan of Merger. In accordance with the Merger, on May 8, 2003 the Company, through its wholly owned subsidiary, Alpha Acquisition Corporation, a Nevada Corporation, acquired EssTec in exchange for 4,276,162 shares of the Alpha's common stock. For accounting purposes EssTec acquired Alpha in a reverse merger under the purchase method of accounting. The financial statements in the filings of Alpha became those of EssTec.

On January 16, 2004, the Company entered into an Agreement and Plan of Merger with Cavio Corporation, a privately held Washington corporation ("Cavio"). The merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the merger, on February 20, 2004, the Company, through its wholly owned subsidiary, A/VII Acquisition Corporation, a Nevada corporation, acquired Cavio in exchange for 5,119,140 shares of the Company's common stock. The Company recorded goodwill of $3,792,019 for this acquisition.

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
                                                        ===========

The following unaudited proforma condensed consolidating statement of operations for the six months ended June 30, 2004 gives effect to the above transaction as if it had occurred on January 1, 2004.

                      Veridicom           Cavio
                  International, Inc.  Corporation
                   Consolidated for   for the Period
                    the Six Month    from November 01,
                    Period Ending    2003 to February   Proforma       Proforma
                I   June 30, 2004        19, 2004     Adjustments   Consolidated
                        -----------    -----------    -----------   -----------


Revenues                $   308,491    $      --      $      --     $   308,491
(Expenses)               (2,100,551)      (481,715)          --      (2,582,266)
Other income/(expense)      (54,071)        (3,367)          --         (57,438)
                        -----------    -----------    -----------   -----------

Net loss                $(1,846,131)   $  (485,082)   $      --     $(2,331,213)
                        ===========    ===========    ===========   ===========

Name Change

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

                                For the period ending    For the period ending
         Exchange Rates              June 30, 2004            June 30, 2003
         --------------              -------------            -------------

         Rupee Average                  0.01736                  0.01739
        Rupee Period end                0.01722                  0.01739
    Canadian Dollar Average             1.3595                         -
      Canadian Period end               1.3338                         -


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:
                                                               At          At
                                                              June     December
                                                            30, 2004   31, 2003
                                                            --------   --------

Tooling equipment                                           $159,595   $159,595
Furniture and equipment                                       57,662     27,065
Computers                                                    249,243     91,390
Software                                                     134,765     28,000
Vehicles                                                      20,236     20,540
                                                            --------   --------

                                                             621,501    326,590
         Less accumulated depreciation and amortization      431,629    252,787
                                                            --------   --------

                                                            $189,872   $ 73,803
                                                            ========   ========

NOTE 5 - PROCEEDS FROM CAPITAL STOCK SUBSCRIPTIONS

Proceeds from capital stock subscriptions are in respect of Cavio Corporation and represents amounts advanced to Cavio that are intended to be converted into capital stock. There is uncertainty with respect to whether some or all of this amount will ultimately be converted into stock and therefore the total balance is recorded as a liability in the Company's financial statements. If the total amount is converted Cavio may be required to issue up to approximately 3,254,000 common shares to complete the transaction. To complete the merger with the company, Cavio issued 1,754,000 shares which were then exchanged for 486,654 shares of the Company. These shares are being held in trust until the eligible investors are confirmed.

NOTE 6 - COMMON STOCK

During the period ended June 30, 2004, the Company sold 437,794 shares of common stock for $1,561,400 less offering costs of $301,228.

During the period ended June 30, 2004, the Company issued 20,511 shares of common stock for $13,808 for the exercise of stock options.

Stock Option Plan

In April 2004, the Company adopted the 2004 Stock Option, Deferred Stock, and Restricted Stock Plan (the Plan) effective June 25, 2004, which provides for the granting of options to officers, directors, consultants, employees, and advisors. 2,000,000 shares of common stock are reserved under the Plan for the granting of options. The Plan is in effect until June 25, 2014. The options are exercisable to purchase stock for a period of up to ten years from the date of grant.

The option price per share of Incentive Stock Options shall be determined by the Board of Directions, in its sole discretion, at the time of the grant, but shall not be less than 100% of the Fair Market Value of the stock on such date, and shall not, in and event, be less than the par value of the stock. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. Non-Qualified Stock Options granted pursuant to this Plan may have an option price less than 100%, but in no event less than 85% of the fair market value of the stock on the date of grant.

As the date of this filing, no options have been granted pursuant to the Plan.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

In February 2004, the Company entered into a three year operating lease for office space. The Company is required to pay basic rent and estimated operating expenses.

Rent expense was $54,743 for the six months ended June 30, 2004.

Employment Agreement

The Company entered into an employment agreement with its President and Chief Executive Officer effective February 20, 2004 for one year providing for an annual salary of $175,000, ten-year stock option to purchase 150,000 shares of the Company's common stock at $3.50, and an annual bonus of $20,000 for every $1.5 million in gross consolidated revenue of the Company for said year. The agreement is automatically renewable.

The stock options vest monthly over a period of 29 months. As at June 30, 2004, 16.67% of the options were vested. The fair value of the vested options of $143,640 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. During the six month period ended June 30, 2004, $143,640 has been expensed as stock based compensation.

Litigation

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 to November 2003 amounting to a total of $112,114. Management and legal advisors are reviewing the validity of the claim. The company has accrued compensation payable at June 20, 2004.

In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.


NOTE 8 - OFFICE CLOSING

On April 15, 2004, the Company permanently closed the offices of Veridicom, Inc. in Sunnyvale, California and is currently in the process of integrating and consolidating its software and hardware product divisions at its offices in Vancouver, British Columbia. The direct costs incurred by the company to-date, with respect to the closure and relocation of the Sunnyvale operations, amount to $31,575.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company issued 7,400 shares for cash totaling $37,000.

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

Description of the Company Post-Merger

         Following the merger with Cavio, we appointed the following officers, key employees and advisors:

         Paul Mann, President, Chief Executive Officer and Director Bashir Jaffer, Chief Financial Officer
         Terry Lafterte, SVP, Software Development
         Cameron Adams, VP, Strategic Development and Sales
         Hamid Baradaran, VP, Hardware Development and Manufacturing

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

         The following is a summary of our critical accounting policies:

         Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the fiscal year ended December 31, 2003.

         The historical results for the three month and six month period ended June 30, 2004 include the Company, its subsidiaries and Cavio from the merger date of February 20, 2004. The historical results for the six months ended June 30, 2003 are for EssTec reflecting the reverse acquisition of the former Alpha Virtual, Inc. under the purchase method of accounting, as the stockholders of EssTec obtained control of the consolidated entity at the time of that merger.

         Going-Concern. Our financial statements have been presented on the basis that we are a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of $1,855,218 during the six month period ended June 30, 2004 and have a working capital deficit and a stockholder deficit, which raises substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to raising additional capital and investigating potential merger candidates. Our ability to continue as a going-concern is dependent upon our ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements in this quarterly report do not include any adjustments that might result from the outcome of these uncertainties.

         Change in Year End. On May 8, 2003, in connection with the EssTec merger, we changed our fiscal year end from March 31 to December 31.

         Consolidation. The consolidated financial statements include our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         Minority Interest. Minority interest reflects the ownership of minority stockholders in the equity of Pakistan, a consolidated subsidiary less than wholly-owned.

         Reclassifications. For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

         Goodwill. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), we have evaluated our goodwill for impairment and determined that the fair value of our goodwill is $4,728,546 and has recognized a $1,809,648 as an impairment charge in the year ended December 31, 2003.

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


Results of Operations - Three and Six Months Ended June 30, 2004 and 2003


                                            Three       Three Months         Six            Six
                                         Months Ended    Ended June        Months          Months
                                        June 30, 2004     30, 2003     Ended June 30,  Ended June 30,
                                                                            2004            2003
                                        ------------    ------------    ------------    ------------
Revenues
  Net revenue                           $     69,516    $     28,501    $    308,491    $    231,500
  Cost of goods sold                          27,856          44,237         187,894          89,412
                                        ------------    ------------    ------------    ------------

  Gross profit (loss)                         41,660         (15,736)        120,597         142,088

Expenses
  General and administrative expenses        977,077         786,925       1,758,854         964,024
  Research and development                    87,481          12,269         133,088          12,269
  Depreciation                                13,090           4,847          20,715           8,541
                                        ------------    ------------    ------------    ------------
  (Loss) from operations                  (1,035,988)       (819,777)     (1,792,060)       (842,746)
                                        ------------    ------------    ------------    ------------

Other income (expense)
  Other income (expense)                       3,180            (284)            745            (284)
  Relocation of office                       (31,575)           --           (31,575)           --
  Gain on settlement of liabilities             --            16,481            --            67,120
  Interest expense                           (21,631)        (19,987)        (32,328)        (23,837)
                                        ------------    ------------    ------------    ------------
    Total other income (expense)             (50,026)          3,790         (63,158)         42,999

(Loss) before minority interest           (1,086,014)       (823,567)     (1,855,218)       (799,747)


Minority Interest                              4,766           9,086
                                        ------------    ------------    ------------    ------------

Net (Loss)                                (1,081,248)       (823,567)     (1,846,132)       (799,747)
                                        ------------    ------------    ------------    ------------

Other Comprehensive Income (loss)
Foreign currency translation                     534           2,733            (692)         (2,122)
         Total Comprehensive (loss)     $ (1,080,714)   $   (820,834)   $ (1,846,824)   $   (801,869)
                                        ============    ============    ============    ============
Earnings (loss) per share:
  Basic and fully diluted (loss) per    $      (0.07)   $      (0.16)   $      (0.14)   $      (0.17)
  common share
                                        ============    ============    ============    ============
  Weighted average common shares          14,998,766       5,295,445      13,585,918       4,770,622
  outstanding basic and fully diluted
                                        ============    ============    ============    ============

General


         During the year ended December 31, 2003 and the three months ended March 31, 2004, our activities were focused largely on mergers with and acquisitions of, companies with complementary, similar or related technology and compatible management.

         Following the completion of the transaction with EssTec and Veridicom in 2003 and with Cavio in February 2004, we have been engaged primarily in aligning the operations of the subsidiaries with the objective of streamlining and consolidating operations as necessary, reducing costs and seeking additional capital.

         As part of the process of streamlining and consolidation of operations, we closed and relocated our Sunnyvale, California facility in April 2004. The direct costs incurred for this amounted to $31,575.

Net Revenue


         Net revenue for the three months ended June 30, 2004 amounted to $ 69,516, compared to $28,501 for the three months to June 30, 2003. Net revenue for the six months ended June 30, 2004 amounted to $308,491, compared to $231,500 for the same period in 2003.

         Net revenue in fiscal 2004 is mainly in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology, whereas net revenue in fiscal 2003 was mainly in respect of software development and consulting services provide by EssTec. Such revenue in 2004 was not significant.

Cost of Goods Sold

         Cost of goods sold for the three months ended June 30, 2004 amounted to $27,856, compared to $44,234 for the same period in 2003. Cost of goods sold for the six months ended June 30, 2004 amounted to $187,894, compared to $89,412 for the same period in 2003.

         Costs of goods sold in fiscal 2004 is mainly attributed to product components purchased from suppliers and the cost of finished products from existing inventory, whereas the same costs in fiscal 2003 was attributed to direct costs incurred by EssTec for the software development and consulting services rendered.

Gross Profit

         Gross profit for the three months ended June 30, 2004 was $41,660, compared to a gross loss of $15,736 for the same period in 2003. Gross profit for the six months ended June 30, 2004 was $120,597, compared to $142,088 for the same period in 2003.

         The difference in the gross profit and loss is due to a change in the revenue source during the comparable periods.

General and Administrative Expenses

         General and administrative expenses for the three months ended June 30, 2004 was $977,077, compared to $786,925 for the same period in 2003. General and administrative expenses for the six months ended June 30, 2004 was $1,758,854, compared to $964,024 for the same period in 2003.

         The increase in general and administrative expenses in fiscal 2004 is due mainly to increases in cash expenditures, which amounted to $618,347 for the three months ended June 30, 2004 and $1,187,130 for the six months ended June 30, 2004.

         The increases referenced above for the three and six months ended June 30, 2004, respectively, are mainly attributed to the following expenses in fiscal 2004: technical and other consultants fees amounting to $130,000 and $420,000, respectively, salaries and benefits amounting to $160,000 and $330,000, respectively, professional fees amounting to $240,000 and $360,000, respectively, and travel expenses amounting to $40,000 and $70,000, respectively.

Interest Expense

         Interest expense for the three months ended June 30, 2004 was $21,631, compared to $19,987 for the same period in 2003. Interest expense for the six months ended June 30, 2004 was $32,328, compared to $23,837 for the same period in 2003. The increase in interest expense in fiscal 2004 of $8,491 is in respect of additional interest paid on a debt of a subsidiary company.

Research and Development

         Research and development expenditure for the six months ended June 30, 2004 was $133,088, compared to $12,269 in the same period in 2003. Research and development expenditure for the three months ended June 30, 2004 was $ 87,481, compared to $12,269 in the same period in 2003. The increase in this expense in fiscal 2004 of $120,819 is for salaries of new personnel hired during 2004 for product development, including hardware and software enhancements.


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

         Our future success depends in large part upon our ability to attract, train and retain highly skilled executive-level management and creative and technical personnel. The competition in the technology industry for such personnel is intense, and we cannot be sure that we will be successful in attracting, training and retaining such personnel. Some of our employees and executive officers have joined us recently, and all employees are subject to "at will" employment. High turnover resulting in additional training expense would decrease its profitability. We cannot guarantee that we will be able to replace any of our management personnel in the event their services become unavailable.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of June 30, 2004, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures needed improvement and were not adequately effective to ensure timely reporting with the Securities and Exchange Commission.

         Our CEO and CFO are taking an active role in identifying the deficiencies and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. We believe that the new internal policies will address the conditions identified by our CEO and CFO as material weaknesses in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies.

         Our CEO and CFO believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

Changes in Internal Controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time we are involved in proceedings arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         During the period ended June 30, 2004, the Company sold 437,794 shares of common stock for $1,561,400 less offering costs of $301,228.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 25, 2004, we held our annual meeting of stockholders. Of 15,028,133 shares eligible to vote, 9,474,848 votes were returned, or 63.0%, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I - Election of Directors, Proposal II - approval of the Veridicom International, Inc. 2004 Stock Option, Deferred Stock and Restricted Stock Option Plan, and Proposal III - ratification to the appointment of AJ Robbins, PC as the Company's independent public accountants.

         Proposal I - Election of Directors.

         The results of voting on these proposals are as follows:

        Director              For          Against     Abstained
        --------              ---          -------     ---------

        Paul Mann          9,474,848           0           0
        Shannon McCallum   9,474,848           0           0
        Bill Cheung        9,474,848           0           0
        Gyung Min Kim      9,474,848           0           0
        Michael Fugler     9,474,848           0           0
        Jeremy Coles       9,474,848           0           0

         Of the director-nominees named above, only Messrs. McCallum and Fugler have not yet been appointed to the board of directors.

         Proposal II - Approval of the Veridicom International, Inc. 2004 Stock
                       Option, Deferred Stock and Restricted Stock Plan

         Proposal II was approved with 9,474,848 shares voted for, 0 voted against and 0 abstained from voting, thereby, adopting the Veridicom

International, Inc. 2004 Stock Option, Deferred Stock and Restricted Stock Option Plan and the authorization for issuance of 2,000,000 shares of the Company's common stock under the Plan


         Proposal III - Ratification to Appointment of AJ Robbins, PC as the
                        Company's Independent public accountants

         Proposal III was not adopted with 0 shares voted for, 9,474,848 shares voted against, and 0 shares abstained from voting on, the ratification to the appointment of AJ Robbins, PC as our independent public accountants.

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

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 6, 2004                     VERIDICOM INTERNATIONAL, INC.


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

                                                                    Exhibit 31.1
                                  CERTIFICATION

         I, Paul Mann, the President of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Veridicom International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


                                     31.1-1

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                /s/      Paul Mann
                                ----------------------------------
                                Name:    Paul Mann
                                Title:   President (Principal Executive Officer)
                                August 6, 2004




                                     31.1-2

                                                                    Exhibit 31.2

         I, Bashir Jaffer, the Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Veridicom International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


                                     31.2-1

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                /s/      Bashir Jaffer
                                ----------------------------------
                                Name:    Bashir Jaffer
                                Title:   Chief Financial Officer (Principal
                                         Financial and Accounting Officer)
                                August 6, 2004

























                                     31.2-2

                                                                    Exhibit 32.1

           CERTIFICATION PURSUANT TO 18 US.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of Veridicom International, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         /s/ Paul Mann
         ---------------------------------------
         Paul Mann
         President (Principal Executive Officer)

         /s/ Bashir Jaffer
         ---------------------------------------
         /s/ Bashir Jaffer
         Chief Financial Officer (Principal Financial and Accounting Officer)

         August 6, 2004










         A signed original of this written statement required by Section 906 has been provided to Veridicom International, Inc. and will be retained by Veridicom International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.





                                     32.1-1