Form 10QSB/A
period 2004-06-30
VERIDICOM INTERNATIONAL INC
filed 2004-08-10
CIK 710217

================================================================================

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

                                 Yes | | No |X|
                                      -      -

There were 15,035,533 shares outstanding of registrant's Common Stock, par value $.001 per share, as of August 2, 2004.

Transitional Small Business Disclosure Format (check one):     Yes | |   No |X|
                                                                    -        -

================================================================================

                          VERIDICOM INTERNATIONAL, INC.
                               FORM 10-QSB/A INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         a.   Consolidated  Balance  Sheets  as of June  30,  2004 and
              December 31, 2003                                               3

         b.   Consolidated  Statements of Operations and Other
              Comprehensive Income (Loss) for the three and
              six months ended June 30, 2004 and 2003                         4

         c.   Consolidated Statements of Cash Flows for the six months
              ended June 30, 2004 and 2003                                    5

         d.   Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Controls and Procedures                                             31

PART II - OTHER INFORMATION                                                  33

Item 1.  Legal Proceedings                                                   33

Item 2.  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities                                                33

Item 3.  Defaults Upon Senior Securities                                     33

Item 4.  Submission of Matters to a Vote of Security Holders                 33

Item 5.  Other Information                                                   34

Item 6.  Exhibits and Reports on Form 8-K                                    34

Signatures                                                                   35

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30, 2004  December 31,
                                                      (Unaudited)        2003
                                ASSETS
Current Assets
        Cash and cash equivalents                   $    42,215     $   126,367
        Accounts receivable                              21,566          13,497
        Accounts receivable from affiliates              54,535          77,960
        Inventory                                        82,161          89,803
       Other current assets                              45,124          10,259
                                                    -----------     -----------
                  Total current assets                  245,601         317,886

Furniture & equipment, net                              189,872          73,803
Patents                                                 200,000         200,000
Goodwill                                              4,728,546         936,520
Other assets                                              3,304           3,300
                                                    -----------     -----------
                                                    $ 5,367,323     $ 1,531,509
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
       Accounts payable                            $ 1,490,632      $   720,616
       Accrued expenses                                741,257          673,523
       Due to related parties                          389,657          347,006
       Notes payable                                   449,549          549,549
                                                   -----------      -----------
              Total current liabilities              3,071,095        2,290,694
                                                   -----------      -----------
Proceeds from capital stock subscriptions            3,192,619             --

Minority Interest                                       15,920           25,006
                                                   -----------      -----------
Stockholders' Equity (Deficit)
Common stock, $.001 par value, 60,000,000
  authorized; 15,028,133 and
  9,450,689 issued and outstanding                      15,028            9,450
Additional paid in capital                           8,992,345        7,280,603
Common stock reserved                                   10,000           10,000
Accumulated other comprehensive (loss)                  (3,001)          (3,693)
Accumulated (deficit)                               (9,926,683)      (8,080,551)
                                                   -----------      -----------
              Total stockholders' equity (deficit)    (912,311)        (784,191)
                                                   -----------      -----------
                                                   $ 5,367,323      $ 1,531,509
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

                                            Three       Three Months         Six            Six
                                         Months Ended    Ended June        Months          Months
                                        June 30, 2004     30, 2003     Ended June 30,  Ended June 30,
                                                                            2004            2003
                                        ------------    ------------    ------------    ------------
Revenues
  Net revenue                           $     69,516    $     28,501    $    308,491    $    231,500
  Cost of goods sold                          27,856          44,237         187,894          89,412
                                        ------------    ------------    ------------    ------------

  Gross profit (loss)                         41,660         (15,736)        120,597         142,088

Expenses
  General and administrative expenses        977,077         786,925       1,758,854         964,024
  Research and development                    87,481          12,269         133,088          12,269
  Relocation of office                        31,575             --           31,575             --
  Depreciation                                13,090           4,847          20,715           8,541
                                        ------------    ------------    ------------    ------------
    Total Expenses                        1,109,223          804,041       1,944,232         984,834
                                        ------------    ------------    ------------    ------------

(Loss) from operations                   (1,067,563)        (819,777)     (1,823,635)       (842,746)
                                        ------------    ------------    ------------    ------------

Other income (expense)
  Other income (expense)                       3,180            (284)            745            (284)
  Gain on settlement of liabilities              --           16,481            --            67,120
  Interest expense                           (21,631)        (19,987)        (32,328)        (23,837)
                                        ------------    ------------    ------------    ------------
    Total other income (expense)             (18,451)         (3,790)        (31,583)         42,999

(Loss) before minority interest           (1,086,014)       (823,567)     (1,855,218)       (799,747)


Minority Interest                              4,766             --            9,086             --
                                        ------------    ------------    ------------    ------------

Net (Loss)                                (1,081,248)       (823,567)     (1,846,132)       (799,747)
                                        ------------    ------------    ------------    ------------

Other Comprehensive Income (loss)
Foreign currency translation                     534           2,733             692          (2,122)

         Total Comprehensive (loss)     $ (1,080,714)   $   (820,834)   $ (1,845,440)   $   (801,869)
                                        ============    ============    ============    ============
Earnings (loss) per share:
  Basic and fully diluted (loss) per    $      (0.07)   $      (0.16)   $      (0.14)   $      (0.17)
  common share
                                        ============    ============    ============    ============
  Weighted average common shares          14,998,766       5,295,445      13,585,918       4,770,622
  outstanding basic and fully diluted
                                        ============    ============    ============    ============




        See Accompanying Notes to the Consolidated Financial Statements

                    VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                      Six Months Ended June 30,
                                                          2004           2003
                                                     -----------    -----------
Cash flows from operating activities
Net (loss) before minority interest                  $(1,855,218)   $  (799,747)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
     Depreciation and amortization                        20,715          8,541
     Stock-based compensation                            143,640        535,941
(Increase) / decrease in:
     Accounts receivable                                   5,974            (12)
     Related party receivables                            23,425        (14,963)
     Inventory                                             7,642           --
     Prepaid expenses and other current assets           (29,995)         7,762
Increase / (decrease) in:
     Accounts payable                                    287,248         (4,886)
     Accrued expenses                                   (143,513)        (5,934)
     Due to related parties                               13,958         67,079
     Deferred compensation                                  --           26,107
                                                     -----------    -----------
Net cash (used in) operating activities               (1,526,124)      (180,112)
                                                     -----------    -----------
Cash flows from investing activities
     Cash acquired through merger and acquisition        164,791        159,391
     Purchase of  equipment                              (27,313)        (3,526)
                                                     -----------    -----------
Net cash provided by investing activities                137,478        155,865
                                                     -----------    -----------
Cash flows from financing activities
     Proceeds from notes payable                            --           15,000
     Payments on notes payable                          (100,000)       (10,000)
     Payments on capital lease obligation                   --           (2,427)
     Collection of subscription receivable               129,821           --
     Payment of offering costs                          (301,228)       (22,222)
     Proceeds from sale of common stock and options    1,575,209        220,000
                                                     -----------    -----------
Net cash provided by financing activities              1,303,802        200,351
                                                     -----------    -----------
Effect of exchange rate changes on cash                      692         (2,122)
                                                     -----------    -----------
Net increase (decrease) in cash                          (84,152)       173,982
Cash, beginning of period                                126,367         22,664
                                                     -----------    -----------
Cash, end of period                                  $    42,215    $   196,646
                                                     ===========    ===========
Supplemental disclosures of cash flow information           --             --
Interest paid                                        $    15,124    $    23,837
                                                     ===========    ===========
Income taxes paid                                    $      --      $      --
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

The historical results for the three and six month periods ended June 30, 2004 include the Company and all of its subsidiaries and Cavio Corporation ("Cavio") from the merger date of February 20, 2004. The historical results for the three and six months ended June 30, 2003 are for EssTec, Inc. reflecting the reverse acquisition of the former Alpha Virtual, Inc. under the purchase method of accounting, as the shareholders of EssTec, Inc. obtained control of the consolidated entity at the time of that merger.

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

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications to the current period.

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

                      Veridicom           Cavio
                  International, Inc.  Corporation
                   Consolidated for   for the Period
                    the Six Month    from November 01,
                    Period Ending    2003 to February   Proforma       Proforma
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


NOTE 3 - FOREIGN CURRENCY TRANSLATION

Pakistan considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada consider the Canadian Dollar to be the functional currency of their operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

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
                                                            ========   ========

NOTE 5 - PROCEEDS FROM CAPITAL STOCK SUBSCRIPTIONS

Proceeds from capital stock subscriptions are in respect of Cavio Corporation and represents amounts advanced to Cavio prior to the merger that are intended to be converted into capital stock. There is uncertainty with respect to whether some or all of this amount will ultimately be converted into stock and therefore the total balance is recorded as a liability in the Company's financial statements. To complete the merger with the Company, Cavio issued 1,754,000 shares which were then exchanged for 486,654 shares of the Company. These shares are being held in trust until the eligible investors are confirmed.


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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

In February 2004, the Company entered into a three year operating lease for office space. The Company is required to pay basic rent of approximately $109,000 annually, and estimated operating expenses.

Rent expense was $54,743 for the six months ended June 30, 2004.

Employment Agreement

The Company entered into an employment agreement with its President and Chief Executive Officer effective February 20, 2004 for one year providing for an annual salary of $175,000, ten-year stock options to purchase 150,000 shares of the Company's common stock at $3.50 per share, and an annual bonus of $20,000 for every $1.5 million in gross consolidated revenue of the Company for said year. The agreement is automatically renewable.

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

Litigation

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 to November 2003 amounting to a total of $112,114. Management and legal advisors are reviewing the validity of the claim. The company has accrued compensation payable at June 30, 2004.

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

         Goodwill. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), we have evaluated our goodwill for impairment and determined that the fair value of our goodwill is $4,728,546 as of June 30, 2004 and had previously recognized $1,809,648 as an impairment charge in the year ended December 31, 2003.

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

         Foreign Currency Translation. Pakistan considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada consider the Canadian Dollar to be the functional currency of their operations. We report in U.S. dollar and, accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

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

Results of Operations - Three and Six Months Ended June 30, 2004 and 2003

                                            Three       Three Months         Six            Six
                                         Months Ended    Ended June        Months          Months
                                        June 30, 2004     30, 2003     Ended June 30,  Ended June 30,
                                                                            2004            2003
                                        ------------    ------------    ------------    ------------
Revenues
  Net revenue                           $     69,516    $     28,501    $    308,491    $    231,500
  Cost of goods sold                          27,856          44,237         187,894          89,412
                                        ------------    ------------    ------------    ------------

  Gross profit (loss)                         41,660         (15,736)        120,597         142,088

Expenses
  General and administrative expenses        977,077         786,925       1,758,854         964,024
  Research and development                    87,481          12,269         133,088          12,269
  Relocation of office                        31,575             --           31,575             --
  Depreciation                                13,090           4,847          20,715           8,541
                                        ------------    ------------    ------------    ------------
    Total Expenses                        1,109,223          804,041       1,944,232         984,834
                                        ------------    ------------    ------------    ------------

(Loss) from operations                   (1,067,563)        (819,777)     (1,823,635)       (842,746)
                                        ------------    ------------    ------------    ------------

Other income (expense)
  Other income (expense)                       3,180            (284)            745            (284)
  Gain on settlement of liabilities              --           16,481            --            67,120
  Interest expense                           (21,631)        (19,987)        (32,328)        (23,837)
                                        ------------    ------------    ------------    ------------
    Total other income (expense)             (18,451)         (3,790)        (31,583)         42,999

(Loss) before minority interest           (1,086,014)       (823,567)     (1,855,218)       (799,747)


Minority Interest                              4,766             --            9,086             --
                                        ------------    ------------    ------------    ------------

Net (Loss)                                (1,081,248)       (823,567)     (1,846,132)       (799,747)
                                        ------------    ------------    ------------    ------------

Other Comprehensive Income (loss)
Foreign currency translation                     534           2,733             692          (2,122)

         Total Comprehensive (loss)     $ (1,080,714)   $   (820,834)   $ (1,845,440)   $   (801,869)
                                        ============    ============    ============    ============
Earnings (loss) per share:
  Basic and fully diluted (loss) per    $      (0.07)   $      (0.16)   $      (0.14)   $      (0.17)
  common share
                                        ============    ============    ============    ============
  Weighted average common shares          14,998,766       5,295,445      13,585,918       4,770,622
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

Liquidity and Capital Resources

         We currently do not have sufficient funds on hand to fund our operations for the next quarter. We intend to raise financing to fund our current and future operations. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing.
Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

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

Date:  August 10, 2004                    VERIDICOM INTERNATIONAL, INC.


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