Form 10QSB
period 2004-09-30
VERIDICOM INTERNATIONAL INC
filed 2004-11-22
CIK 710217

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-12382



                          VERIDICOM INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


              Delaware                                 95-2577731
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


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

                                     Yes      No X


There were 15,221,538 shares outstanding of registrant's Common Stock, par value $.001 per share, as of November 15, 2004.

Transitional Small Business Disclosure Format (check one):     Yes        No X


 ==============================================================================

                          VERIDICOM INTERNATIONAL, INC.
                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         a.   Consolidated Balance Sheets as of September 30, 2004 and
              December 31, 2003                                               4

         b.   Consolidated Statements of Operations and Other
              Comprehensive Income (Loss) for the three and nine
              months ended September 30, 2004 and 2003                        5

         c.   Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2004 and 2003                        6

         d.   Notes to Unaudited Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

Item 3.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         39

Item 3.  Defaults Upon Senior Securities                                     39

Item 4.  Submission of Matters to a Vote of Security Holders                 39

Item 5.  Other Information                                                   39

Item 6.  Exhibits                                                            39

Signatures                                                                   41

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements




                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE



Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003    4

Consolidated Statements of Operations and Other Comprehensive Income (Loss)
for the three months and nine months ended September 30, 2004 and 2003        5

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003                                                   6

Notes to Unaudited Consolidated Financial Statements                          7

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                        2004            2003
                                                    (Unaudited)
                            ASSETS
Current Assets
        Cash                                       $     17,342    $    126,367
        Accounts receivable                              62,730          13,497
        Accounts receivable from affiliates              48,904          77,960
        Inventory                                        62,588          89,803
        Other current assets                             26,067          10,259
                                                   ------------    ------------
                  Total current assets                  217,631         317,886

Furniture & equipment, net                              178,338          73,803
Patents                                                 200,000         200,000
Goodwill                                              4,728,546         936,520
Other assets                                              3,304           3,300
                                                   ------------    ------------
                                                   $  5,327,819    $  1,531,509
                                                   ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
       Accounts payable                            $  1,723,404    $    720,616
       Accrued expenses                                 869,047         673,523
       Due to related parties                           479,603         347,006
       Notes payable                                    449,549         549,549
       Notes payable - related parties                  380,000
                                                   ------------    ------------
            Total current liabilities                 3,901,603       2,290,694
                                                   ------------    ------------

Proceeds from capital stock subscriptions             3,192,619             -

Minority Interest                                        48,333          25,006
                                                   ------------    ------------
Stockholders' Equity (Deficit)
Common stock, $.001 par value, 60,000,000 authorized;
15,033,903 and 9,450,689 issued and outstanding          15,034           9,450
Additional paid in capital                            9,131,529       7,280,603
Common stock reserved                                   116,250          10,000
Accumulated other comprehensive (loss)                  (80,225)         (3,693)
Accumulated (deficit)                               (10,997,324)     (8,080,551)
                                                   ------------    ------------
            Total stockholders' equity (deficit)     (1,814,736)       (784,191)
                                                   ------------    ------------
                                                   $  5,327,819    $  1,531,509
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

                                                                              Nine            Nine
                                             Three       Three Months        Months          Months
                                          Months Ended       Ended           Ended           Ended
                                         September 30,   September 30,    September 30   September 30,
                                              2004            2003            2004            2003
                                        ------------------------------------------------------------
Revenues
Net revenue                             $     86,944    $     34,335    $    395,436    $    265,835
Cost of goods sold                            19,472          49,164         207,367         138,576
                                        ------------------------------------------------------------
Gross profit (loss)                           67,472         (14,829)        188,069         127,259

Expenses
General and administrative expenses          901,142         245,083       2,658,774       1,209,116
Research and development                     162,347           1,806         295,435          14,075
Technical operation expenses                   1,489             -             2,711             -
Depreciation                                  12,099             957          32,814           9,498
                                        ------------------------------------------------------------

(Loss) from operations                    (1,009,605)       (262,675)     (2,801,665)     (1,105,430)
                                        ------------------------------------------------------------

Other income (expense)
Miscellaneous income (expense)                   (21)           (567)            725            (283)
Relocation of office                             -               -           (31,575)            -
Gain on settlement of liabilities                -           488,937             -           556,058
Interest expense                             (28,603)         (4,698)        (60,931)        (28,535)
                                        ------------------------------------------------------------
Total other income (expense)                 (28,624)        483,672         (91,781)        527,240

(Loss) before minority interest           (1,038,229)       (220,997)     (2,893,446)       (578,190)

                                        ------------------------------------------------------------
Minority Interest                             32,413             -            23,327             -
                                        ------------------------------------------------------------

Net (Loss)                                (1,070,642)       (220,997)     (2,916,773)       (578,190)
                                        ------------------------------------------------------------

Other Comprehensive Income (loss)
Foreign currency translation                 (74,617)           (264)        (73,925)         (2,386)
                                        ------------------------------------------------------------
         Total Comprehensive (loss)     $ (1,145,259)   $   (221,261)   $ (2,990,698)   $   (580,576)
                                        ------------------------------------------------------------
Earnings (loss) per share:
  Basic and fully diluted (loss)        $      (0.07)   $      (0.04)   $      (0.21)   $      (0.11)
  per common share
                                        ------------------------------------------------------------
  Weighted average common shares
  outstanding basic and fully diluted     14,988,597       5,279,916      14,044,624       5,132,663
                                        ------------------------------------------------------------




         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    UNAUDITED
                                                           2004          2003
Cash flows from operating activities                  -----------   -----------
Net (loss) before minority interest                   $(2,893,446)  $  (578,190)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
    Depreciation and amortization                          32,814         9,498
    Stock-based compensation                              251,370       535,941
    Common stock committed for loan fees                  106,250
    (Gain) on cancellation/forgiveness of debt                -        (556,058)
(Increase) / decrease in:
    Accounts receivable                                   (35,190)          -
    Other receivable                                          -             284
    Related party receivables                              29,056        22,231
    Inventory                                              27,215           -
    Other assets                                          (10,938)      (34,289)
    Transfer of equipment to Cavio                            -          18,336
Increase / (decrease) in :
    Accounts payable                                      520,019         7,711
    Accrued expenses                                      (15,723)       (3,064)
    Due to related parties                                103,904       (11,608)
    Other current liabilities                                 -          15,000
    Deferred compensation                                     -         (81,484)
                                                      -----------   -----------
Net cash (used in) operating activities                (1,884,669)     (655,692)
                                                      -----------   -----------
Cash flows from investing activities
    Cash acquired through merger and acquisition          164,791       159,391
    Purchase of property and equipment                    (27,877)      (13,537)
                                                      -----------   -----------

Net cash provided by investing activities                 136,914       145,854
                                                      -----------   -----------
Cash flows from financing activities
    Net proceeds from notes payable-related parties       380,000       195,000
    Payment on note payable                              (100,000)      (20,000)
    Payments on capital lease obligation                      -          (4,016)
    Collection of subscription receivable                 129,821           -
    Payment of offering costs / commissions              (350,368)      (76,812)
    Proceeds from sale of common stock and options      1,655,809       594,600
                                                      -----------   -----------
Net cash provided by financing activities               1,715,262       688,772
                                                      -----------   -----------
Effect of exchange rate changes on cash                   (76,532)       (2,386)
                                                      -----------   -----------
Net increase (decrease) in cash                          (109,025)      176,548
Cash, beginning of period                                 126,367        22,664
                                                      -----------   -----------
Cash, end of period                                   $    17,342   $   199,212
                                                      ===========   ===========
Supplemental disclosures of cash flow information
Interest paid                                         $    22,676   $    23,837
                                                      ===========   ===========
Income taxes paid                                     $       -     $       -
                                                      ===========   ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the fiscal year ended December 31, 2003.

The historical results for the three and nine month periods ended September 30, 2004 include the Company and all its subsidiaries and Cavio Corporation ("Cavio") from the merger date of February 20, 2004. The historical results for the three and nine months ended September 30, 2003 are for Esstec Inc. reflecting the reverse acquisition of the former Alpha Virtual Inc. on May 8, 2003 under the purchase method of accounting, as the shareholders of Esstec Inc. obtained control of the consolidated entity at the time of that merger.


NOTE 2 - OPERATIONS

Going Concern
-------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,893,446 during the nine month period ended September 30, 2004 and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and investigating potential strategic alliances. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reclassifications
-----------------
For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications to the current year.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Valuation of the Company's Common Stock
---------------------------------------
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes Model to estimate the fair market value.

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

For fixed fee contracts, EssTec recognizes revenue based on the percentage completed, calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours, or based upon the completion of specific task benchmarks. It is EssTec's policy to record contract losses in the entirety during the period in which such losses can be estimated. Any revenues associated with pre-payments or pre-billings are deferred until revenue is earned. For non-fixed fee jobs, revenue is recognized as services are performed and adjusted to realization value, if necessary.

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

Mergers
-------
On April 28, 2003, the Company and Esstec Inc., a privately held Nevada corporation, entered into an Agreement and Plan of Merger. In accordance with

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


the Merger, on May 8, 2003 the Company, through its wholly owned subsidiary, Alpha Acquisition Corporation ("AAC"), a Nevada Corporation, acquired Esstec in exchange for 4,276,162 shares of the Alpha's common stock. For accounting purposes Esstec acquired Alpha in a reverse merger under the purchase method of accounting. The financial statements in the filings of Alpha became those of Esstec. The legal entity (Alpha) retained its name until it was changed to Veridicom International, Inc. in February 2004.

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
                                                  ===========

The following unaudited proforma condensed consolidating statement of operations for the nine month period ended September 30, 2004 gives effect to the above transaction as if it had occurred on January 1, 2004.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                   Veridicom          Cavio
              International, Inc.   Corporation
             Consolidated for the  for the Period
               Nine Month Period   from November 01,
               Ending September    2003 to February   Proforma       Proforma
                    30,2004           19, 2004      Adjustments    Consolidated
                  ------------     -----------      -----------    ------------

     Revenues     $    395,436     $       -        $        -     $    395,436
     (Expenses)     (3,243,755)       (481,715)              -       (3,725,470)

     Other             (68,454)         (3,367)              -          (71,821)

                  ------------     -----------      -----------    ------------

     Net loss     $ (2,916,773)    $  (485,082)     $        -     $ (3,401,855)
                  ============     ===========      ===========    ============


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

           Exchange Rates        For the period ending     For the period ending
           --------------        ----------------------    ---------------------
                                  September 30, 2004        September 30, 2003
                                  ------------------        ------------------
           Rupee Average                0.01729                   0.01730
          Rupee Period end              0.01689                   0.01730
      Canadian Dollar Average           1.32803                      -
        Canadian Period end             1.26390                      -

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                      September 30, December 31,
                                                            2004         2003

     Tooling equipment                                    $161,595     $159,595
     Furniture and equipment                                43,377       27,065
     Office equipment                                       11,918          -
     Computers                                             248,898       91,390
     Software                                              135,747       28,000
     Vehicles                                               19,848       20,540
                                                          --------     --------

                                                           621,383      326,590
        Less accumulated depreciation and amortization     443,045      252,787
                                                          --------     --------

                                                          $178,338     $ 73,803
                                                          ========     ========

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

During the three months ended September 30, 2004 the Company was advanced $280,000 under a loan agreement allowing for up to $400,000 to be advanced. The loan bears interest at 12% per annum with principal interest due on June 30, 2007. The outstanding principal and accrued interest may be converted into the Company's common stock, in the event of non-payment on the due date. The principal of the lender is a director of a subsidiary of the Company.

In August 2004 the Company borrowed $100,000 under a short-term agreement. The principal amount and interest of $10,000 was due on September 30, 2004. The note has not been repaid and a default rate of interest of 15% is being applied to the outstanding principal balance. The Company's President and another related party have personally guaranteed the loan. The Company has pledged 100,000 shares of the Company's common stock, which will be returned upon repayment. If the principal and interest is not repaid by December 30, 2004, the shares will be issued to the lender. Additional terms of the loan, which are pending the formal approval of the Company's Board of Directors, include the issuance of 25,000 shares of the Company at $4.25 per share (the closing price on August 30, 2004) as a loan fee and the granting of warrants to purchase 100,000 shares of the Company's common stock at $3.50 per share. The value of the 25,000 shares of $106,250 has been recorded as common stock committed. A director of the Company is an associate of the lender's parent company.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PROCEEDS FROM CAPITAL STOCK SUBSCRIPTIONS

Proceeds from capital stock subscriptions are in respect of Cavio Corporation and represents amounts advanced to Cavio that are intended to be converted into capital stock. There is uncertainty with respect to whether some or all of this amount will ultimately be converted into stock and therefore the total balance is recorded as a liability in the Company's financial statements. If the total amount is converted, Cavio may be required to issue up to approximately 3,254,000 common shares to complete the transaction. To complete the merger with the Company, Cavio issued 1,754,000 shares which were then exchanged for 486,654 shares of the Company. These shares are being held in trust until the eligible investors are confirmed.


NOTE 7 - COMMON STOCK

During the period ending September 30, 2004 the Company sold 458,947 shares of common stock for $1,642,001 less offering costs of $350,368.

During the period ending September 30, 2004 the Company issued 8,561 shares of common stock for $13,808 for the exercise of stock options.

Stock Option Plan
-----------------
In April 2004 the Company adopted the 2004 Stock Option, Deferred Stock, and Restricted Stock Plan (the Plan) effective June 25, 2004, which provides for the granting of options to officers, directors, consultants, employees, and advisors. 2,000,000 shares of common stock are reserved under the Plan for the granting of options. The Plan is in effect until June 25, 2014. The options are exercisable to purchase stock for a period of up to ten years from the date of grant.

The option price per share of Incentive Stock Options shall be determined by the Board of Directions, in its sole discretion, at the time of the grant, but shall not be less than 100% of the Fair Market Value of the stock on such date, and shall not, in any event, be less than the par value of the stock. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. Non-Qualified Stock Options granted pursuant to this Plan may have an option price less than 100%, but in no event less than 85% of the fair market value of the stock on the date of grant.

As the date of this filing, no options have been granted pursuant to the Plan.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases
------
In February 2004 the Company entered into a three year operating lease for

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


office space. The Company is required to pay basic rent and estimated operating expenses.

Rent expense was $99,331 for the nine months period ended September 30, 2004.

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

The stock options vest monthly over a twenty-four month period. As at September 30, 2004, 29.17% of the options were vested. The fair value of the vested options of $251,371 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. During the nine month period ended September 30, 2004, $251,370 has been expensed as stock based compensation.

Litigation
----------
Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 to November 2003 amounting to a total of $112,114. Management and legal advisors are reviewing the validity of the claim. The company has accrued compensation payable at September 20, 2004.

In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

Agreements
----------
The Company entered into a Non-Excusive Agreement with KirwanGier for assisting in equity placements on August 5, 2004 for a term of six months. The agreement was terminated on October 6, 2004. Under the terms of the agreement, the Company was to issue warrants to purchase 100,000 shares of the Company's common stock at $3.50 per share. The Company does not expect to issue these warrants due to non-performance on the part of KirwanGier, pending approval of the same by the Company's Board of Directors.

The Company has entered into an agreement with Carpe DM on August 23, 2004 for investor relations services for a term of one year. The terms of the agreement are pending approval of the Board of Directors of the Company and include monthly fees of $2,500 to $5,000 and the issuance of warrants to purchase

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


150,000 shares of the Company's common stock at $3.50 per share. Additional warrants for a further 150,000 shares may be issued at similar terms dependent upon attainment of specific performance targets.


NOTE 9 - OFFICE CLOSING

On April 15, 2004 the Company permanently closed the offices of Veridicom, Inc. in Sunnyvale, California and is currently in the process of integrating and consolidating its software and hardware product divisions at its offices in Vancouver, British Columbia, Canada. The direct costs incurred by the company to-date, with respect to the closure and relocation of the Sunnyvale operations, amount to $31,575.


NOTE 10 - GAIN ON CANCELLATION/FORGIVENESS OF DEBT

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

In addition, the Company recognized a gain on the settlement of certain accounts payable of $75,746.


NOTE 11 - SUBSEQUENT EVENTS

Subsequent to September 30, 2004 the Company sold 243,635 shares for $702,900 and paid offering costs of $210,870.

On October 25, 2004 the Company entered into an Agreement with Optimiser Pty Ltd., of Australia, to form a Joint Venture focused on secure digital entertainment content management. Mutual Non Disclosure Agreements have been executed pending the completion of further definitive agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

         This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the plans and objectives of management for the business, operations, and economic performance of Veridicom International, Inc. (the "Company" "we" and "us"). These forward-looking statements generally can be identified by the context of the statements or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

         The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB, and include, among others, the following: our ability to obtain additional capital to fund operations; our ability to respond to price fluctuations and volatility in the stock market in general and the market for technology stocks in particular; our ability improve profitability and to generate additional sources of revenue; compliance with recent legislation, including the Sarbanes-Oxley Act of 2002; our ability to respond to competitive pressures; international, national and local general economic, political and market conditions; our ability to respond to changes in technological developments in the biometrics industry; our ability to successfully market new products in the marketplace; our ability to protect our reputation by delivering quality products; our ability to manage inventory levels and to protect against manufacturing errors, delays or shortages; our ability to protect and secure our intellectual property; our ability to retain and attract key personnel; our ability to increase brand awareness; proper management of sales and implementation cycles; development of marketing distribution channels; and other factors referenced or incorporated by reference in this report and other reports.
         The risks included here are not exhaustive. Other sections of this report may include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

Description of the Company Post-Merger

         Following the merger with Cavio, we appointed the following officers, key employees and advisors:

         Paul Mann, President, Chief Executive Officer and Director Bashir Jaffer, Chief Financial Officer
         Terry Lafterte, SVP, Technical Operations
         Cameron Adams, VP, Strategic Development and Sales
         Hamid Baradaran, VP, Hardware Development and Manufacturing

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

         In April 2004, Messrs. Al-Zarooni and Mirza resigned from the Board of Directors.

         In June 2004, Messrs. McCallum and Coles were appointed to the Board of Directors.

         On October 25, 2004 we signed an agreement with Optimiser Pty Ltd to form a venture focused on secure digital entertainment content management. Utilizing our biometric technology and Optimiser's digital content management platform, the new joint venture will market a service to allow users to download and pay for content at a wide variety of remote locations based on users' individually-defined preferences. The device will allow only the purchaser of the content to access and open the entertainment files.

         On October 12, 2004 we announced a new product called VKI. VKI will be available in variety of configurations, but will be primarily designed as multi-factor authentication device incorporating fingerprint authentication, secure USB storage, file encryption, and optional Radio Frequency Identification ("RFID") integration. It is intended that VKI will be marketed to both consumer and enterprise markets.

         During September 2004 and October 2004, we exhibited our products at two industry trade show: the Biometrics Consortium in Washington, DC and Biometrics 2004 in London, UK. These shows were the first trade shows that we exhibited our products at post-merger and we believe that they were generally well received. We will continue to evaluate additional exhibition opportunities as they become available.

         On September 28, 2004, we announced that we had retained the services of Carpe DM, Inc. for investor relations services. We intend to maintain good communication channels with our investor base.

         On August 25, 2004, we announced the development of Cavio 3.0 Identity Server. The Cavio 3.0 Identity Server is a robust authentication solution of enterprises or for offering hosted authentication services over the Internet.

         On August 23, 2004, we announced an agreement to provide the Potomac Institution for Policy Studies with our biometric authentication technology. We believe that this agreement will generate additional interest in our technology in the government and NGO markets due to the nature of work performed by the Institute.

         During the third quarter, we also announced significant sales orders with customers in Turkey and Korea, and announced additional patent opportunities for our technology in Europe.

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

         The historical results for the three month and nine month period ended September 30, 2004 include the Company, its subsidiaries and Cavio from the merger date of February 20, 2004. The historical results for the nine months ended September 30, 2003 are for EssTec reflecting the reverse acquisition of the former Alpha Virtual, Inc. on May 8, 2003 under the purchase method of accounting, as the stockholders of EssTec obtained control of the consolidated entity at the time of that merger.

         Going-Concern. Our financial statements have been presented on the basis that we are a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of $2,893,446 during the nine month period ended September 30, 2004 and have a working capital deficit and a stockholder deficit, which raises substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to raising additional capital and investigating potential strategic alliances. Our ability to continue as a going-concern is dependent upon our ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements in this quarterly report do not include any adjustments that might result from the outcome of these uncertainties.

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

         Valuation of Our Common Stock. Unless otherwise disclosed, all stock based transactions entered into by us have been valued at the market value of our Common Stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes Model to estimate the fair market value.

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

         Furniture and Equipment. Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of three to seven years. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

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

         Earnings Per Common Share. The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive.

Results of Operations - Three and Nine Months Ended September 30, 2004 and 2003

                                                                              Nine            Nine
                                             Three       Three Months        Months          Months
                                          Months Ended       Ended           Ended           Ended
                                         September 30,   September 30,    September 30   September 30,
                                              2004            2003            2004            2003
                                        ------------------------------------------------------------
Revenues
Net revenue                             $     86,944    $     34,335    $    395,436    $    265,835
Cost of goods sold                            19,472          49,164         207,367         138,576
                                        ------------------------------------------------------------
Gross profit (loss)                           67,472         (14,829)        188,069         127,259

Expenses
General and administrative expenses          901,142         245,083       2,658,774       1,209,116
Research and development                     162,347           1,806         295,435          14,075
Technical operation expenses                   1,489             -             2,711             -
Depreciation                                  12,099             957          32,814           9,498
                                        ------------------------------------------------------------

(Loss) from operations                    (1,009,605)       (262,675)     (2,801,665)     (1,105,430)
                                        ------------------------------------------------------------

Other income (expense)
Miscellaneous income (expense)                   (21)           (567)            725            (283)
Relocation of office                             -               -           (31,575)            -
Gain on settlement of liabilities                -           488,937             -           556,058
Interest expense                             (28,603)         (4,698)        (60,931)        (28,535)
                                        ------------------------------------------------------------
Total other income (expense)                 (28,624)        483,672         (91,781)        527,240

(Loss) before minority interest           (1,038,229)       (220,997)     (2,893,446)       (578,190)

                                        ------------------------------------------------------------
Minority Interest                             32,413             -            23,327             -
                                        ------------------------------------------------------------

Net (Loss)                                (1,070,642)       (220,997)     (2,916,773)       (578,190)
                                        ------------------------------------------------------------

Other Comprehensive Income (loss)
Foreign currency translation                 (74,617)           (264)        (73,925)         (2,386)
                                        ------------------------------------------------------------
         Total Comprehensive (loss)     $ (1,145,259)   $   (221,261)   $ (2,990,698)   $   (580,576)
                                        ------------------------------------------------------------
Earnings (loss) per share:
  Basic and fully diluted (loss)        $      (0.07)   $      (0.04)   $      (0.21)   $      (0.11)
  per common share
                                        ------------------------------------------------------------
  Weighted average common shares
  outstanding basic and fully diluted     14,988,597       5,279,916      14,044,624       5,132,663
                                        ------------------------------------------------------------

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

         Since May 2004, we have focused our resources on product development, including hardware and software enhancements, as well as on marketing efforts.

Net Revenue

         Net revenue for the nine months ended September 30, 2004 amounted to $395,436, compared to $265,835 for the same period in 2003. Net revenue for the three months ended September 30, 2004 amounted to $86,944, compared to $34,335 for the same period in 2003.

         Net revenue in fiscal 2004 is mainly in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology, whereas net revenue in fiscal 2003 was mainly in respect of software development and consulting services provide by EssTec. Such revenue in 2004 was not significant.

Cost of Goods Sold

         Cost of goods sold for the three months ended September 30, 2004 amounted to $19,472 and $207,367 for the nine months ended September 30, 2004. Cost of goods sold during 2004 was mainly for product components purchased from suppliers and the cost of finished products from existing inventory.

         Cost of goods sold for the three months ended September 30, 2003 amounted to $49,164 and $138,576 for the nine months ended September 30, 2003. Cost of goods sold during 2003 were direct costs incurred by EssTec for the software development and consulting services rendered.

Gross Profit

         Gross profit for the three months ended September 30, 2004 was $67,472 and $188,069 for the nine months ended September 30, 2004, compared to a gross loss of $14,829 for the three months ended September 30, 2003 and net profit of $127,259 for the nine months ended September 30, 2003. The variances in the gross profit and loss is due to the change in revenue sources and product mix during the comparable periods.

General and Administrative Expenses

         General and administrative expenses for the nine months ended September 30, 2004 was $2,658,774, compared to $1,209,116 for the same period in 2003.
General and administrative expenses for the three months ended September 30, 2004 was $901,142, compared to $245,083 for the same period in 2003.

         The increase in general and administrative expenses in fiscal 2004 amounted to $665,059 for the three months ended September 30, 2004 and $1,449,659 for the nine months ended September 30, 2004.

         The increases referenced above for the three and nine months ended September 30, 2004, respectively, are mainly attributed to the following expenses in fiscal 2004: technical and other consultants fees amounting to $102,000 and $472,000, respectively, salaries and benefits amounting to $112,000 and $201,000, respectively, professional fees amounting to $69,000 and $261,000, respectively, travel expenses amounting to $52,000 and $130,000, respectively, rent amounting to $20,000 and $78,000, respectively, and commissions and other fees amounting to $101,000 and $97,000, respectively.

         Stock based compensation for the nine months ended September 30, 2004 was $251,370, compared to $535,941 for the same period in 2003, amounting to a decrease of $284,571.

Interest Expense

         Interest expense for the nine months ended September 30, 2004 was $60,931, compared to $28,535 for the same period in 2003. Interest expense for the three months ended September 30, 2004 was $28,603, compared to $4,698 for the same period in 2003. Interest expense in 2004 was mainly in respect of certain interest bearing notes payable.

Research and Development

         Research and development expenditure for the nine months ended September 30, 2004 was $295,435, compared to $14,075 in the same period in 2003. Research and development expenditure for the three months ended September 30, 2004 was $162,347, compared to $1,806 in the same period in 2003. The increase in this expense in fiscal 2004 is mainly for salaries of new personnel hired for product development, including hardware and software enhancements.

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

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

         Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management's assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.


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

Our business is subject to reporting requirements that are currently evolving and, once established, could substantially increase our operating expenses and divert management's attention from the operation of our business.

         Because our Common Stock is publicly traded, we are subject to a variety of rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the OTC Bulletin Board, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. As certain rules are not yet finalized, we do not know the level of resources we will have to commit in order to be in compliance. Our compliance with current and proposed rules is likely to require the commitment of significant financial and managerial resources. As a result, our management's attention might be diverted from other business concerns, which could negatively affect our business.

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

      o investor perceptions of our company and the technology industry generally; and

      o   general economic and other national conditions.

Our stock price is volatile and could decline in the future.

         The price of our Common Stock has been volatile in the past and will likely continue to fluctuate in the future. We believe that a number of factors, both within and outside our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of the our Common Stock:

      o our ability to obtain additional financing and, if available, the terms and conditions of the financing;

      o   our financial position and results of operations;

      o   developments with our collaborators, if any;

      o developments concerning our intellectual property rights or our those of our competitors (including litigation);

      o   status of litigation, if any;

      o   period-to-period fluctuations in our operating results;

      o changes in estimates of the our performance by any securities analysts;

      o new regulatory requirements and changes in the existing regulatory environment; and

      o   market conditions for technology stocks in general.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

         Our Common Stock is considered to be a "penny stock". The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less that $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities ad, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

         Stockholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

      o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      o manipulation of prices though prearranged matching of purchases and sales and false and misleading press releases;

      o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those with consequent investor losses.


Broker-dealer requirements may affect trading and liquidity.

         Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of September 30, 2004, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures needed improvement and were not adequately effective to ensure timely reporting with the Securities and Exchange Commission.

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

Changes in Internal Controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time we are involved in proceedings arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the period ended September 30, 2004, we issued an aggregate of 458,947 shares of our common stock in a private offering. The shares were offered and sold in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the investors qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). We raised $1,642,001 in the private placement, less offering costs of $350,368. Net proceeds were used for general corporate purposes.

         During the period ended September 30, 2004, we issued 8,561 shares of our common stock pursuant to stock option exercises. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the optionees qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). We raised $13,808 from the exercise of the stock options and net proceeds were used for general corporate purposes.

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

              32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         * This exhibit shall not be deemed "filed" for purposes of section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, no shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 22, 2004                VERIDICOM INTERNATIONAL, INC.


                                        /s/ Paul Mann
                                        ---------------------------------------
                                        Paul Mann
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer and Principal
                                        Executive Officer)


                                        /s/ Bashir Jaffer
                                        ---------------------------------------
                                        Bashir Jaffer
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)