Form 10KSB
period 2004-12-31
VERIDICOM INTERNATIONAL INC
filed 2005-03-31
CIK 710217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

      Issuer's revenues for its most recent fiscal year: $384,853

      Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Common Stock was sold on the Over-the-Counter on March 17, 2005: $32,505,025. The voting stock held by non-affiliates on that date consisted of 8,892,186 shares of Common Stock.

      Number of shares outstanding of each of the issuer's classes of common stock at March 17, 2005: Common Stock: 15,856,110

      Documents   incorporated  by  reference:   Portions  of  the  Registrant's
Definitive Proxy Statement filed pursuant to Schedule 14A are incorporated by reference into Part III of this Annual Report.

      Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                FORM 10-KSB INDEX

PART I........................................................................3
     ITEM 1.  DESCRIPTION OF BUSINESS.........................................3
     ITEM 2.  DESCRIPTION OF PROPERTIES......................................14
     ITEM 3.  LEGAL PROCEEDINGS..............................................15
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............15
PART II......................................................................15
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......15
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......16
     ITEM 7.  FINANCIAL STATEMENTS...........................................40
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES......................................40
     ITEM 8A. CONTROLS AND PROCEDURES........................................40
     ITEM 8B. OTHER INFORMATION..............................................41
PART III.....................................................................41
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............41
     ITEM 10. EXECUTIVE COMPENSATION.........................................42
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................42
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................42
     ITEM 13. EXHIBITS.......................................................42
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................44
SIGNATURES...................................................................45
POWER OF ATTORNEY............................................................45

--------------------------------------------------------------------------------

Special Note Regarding Forward Looking Statements
-------------------------------------------------

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview
--------

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

      The members of our Board of Directors now consist of Paul Mann, Saif Mansour, Bill Cheung, Gyung Min Kim, Jeremy Coles and Shannon McCallum. The following individuals constitute our officers, key employees and advisors:

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

      Bashir Jaffer, Chief Financial Officer. Mr. Jaffer has been a member of the Canadian Institute of Chartered Accountants since 1976. He is also a Fellow of the Institute of Chartered Accountants of England and Wales. From 1998 to 2003, Mr. Jaffer was the owner and President of a travel management company. From 1983 to 1998, Mr. Jaffer was a partner at a firm of chartered accountants located in Vancouver, British Columbia. Prior to that, Mr. Jaffer worked for a public company and an international firm of chartered accountants located in London, England. Mr. Jaffer also worked at KPMG (formerly Thorne Riddell) and PricewaterhouseCoopers (formerly Coopers & Lybrand) both located in Vancouver, British Columbia.

      Terry Laferte, VP, Technical Operations. Mr. Laferte has a 20-year track record in IT team leadership and project management. From 2000 to 2004, Mr. Laferte was responsible for leading the development of technology applications for Cavio. From 1993 to 2000, Mr. Laferte managed all software development for the Canadian Securities Registration Systems located in Vancouver, British Columbia. From 1986 to 1993, Mr. Laferte was a senior consultant with SHL System house Ltd. Located in Edmonton, Alberta.

      Cameron Adams, VP, Strategic Development and Sales. From 2001 to 2004, Mr. Adams guided the product and marketing strategies of Cavio. From 2000 to 2001, Mr. Adams served as VP, Marketing at Aerovistas.net, Inc., an Internet start-up, located in Vancouver, British Columbia, serving transportation and aviation clients. Since 1998, Mr. Adams has also served as President of his own private consulting practice, Airport Financial Services, Ltd., where he provides business development and planning services.

      Hamid Baradaran, VP, Hardware Development & Manufacturing. Mr. Baradaran has over twenty-one years of diverse research and development experience with leading telecommunication/ data communication corporations. Mr. Baradaran also has over 15 years direct experience in hardware design and manufacturing, including IC and systems level design. Mr. Baradaran has previously developed new products and has particular strengths in high-speed digital design, printed circuit board design, high-speed signal integrity, high-speed PCB layout, system electromechanical design & mechanical design. Mr. Baradaran has a Bachelor of Science in Electrical Engineering, received in 1982 from California State
University, Fullerton, California. He has also been the recipient of several patents and awards.

Recent Events
-------------

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

      On December 14, 2004, we announced the intention of the Examining Division of the European Patent Office to grant Veridicom a European patent for its high security biometric authentication process using trusted sensors.

      On December 15, 2004, we announced expanded business opportunities in Brazil with a leading Brazilian technology integrator, Inteligencia Informatica

      On February 25, 2005, we completed the first of three rounds of a private placement whereby we will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,200,000 shares of our common stock to certain accredited investors. The first of three equal installments of $1,700,000 was received in February, 2005 and the two subsequent closings of $1,700,000 each are contingent upon triggering events set forth in the Securities Purchase Agreement.

      On March 8, 2005, we announced that MCP Asia Ltd, an investment and consulting firm from Hong Kong, together with Fook Vo Holding Ltd ("Fook Vo") based in Macau, are in discussions to provide the Company with marketing and sales services in the Hong Kong, Macau and China regions.

      From March 10 to March 16, 2005, we exhibited at CeBIT 2005 at the Hannover Fairgrounds in Hannover, Germany. CeBIT offers the a forum for business-to-business, "B2B", solutions.

      On March 14, 2005 we announced the appointment of two new European representatives to expand our growing presence in the European marketplace. Mr. Theo Musallam is based in Zurich and will be representing us in Switzerland and Mr. Guenther Klix is based in Munich and will be representing us in Germany.

Description of the Company Post-Merger
--------------------------------------

General

      Following the merger with Cavio, we realigned our business strategy to leverage the core operations of each of our subsidiaries. We have five operational subsidiaries: EssTec, Esstec Pakistan, Veridicom Inc., Cavio, and Veridicom Canada.

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

Product and Services Overview

      We provide a suite of identity management products, including hardware and software that utilize public key infrastructure (PKI), secure token-based technology, and fingerprint biometrics to authenticate and manage personal identities for a wide variety of applications and transactions. This platform provides a biometrically authenticated digital signature for financial, travel, and other applications. Veridicom's patented authentication and transaction technology enables real-time authentication of individuals anytime, anywhere, via the Internet, point-of-sale, security kiosk, and mobile devices.

Identity Management Infrastructure

      Our core strategy is to build a comprehensive authentication suite of products and services, with market-specific applications that leverage the core identity management infrastructure.

      We believe that there is a significant need for an auditable and scalable product solution capable of linking an individual to a specific electronic event or transaction -- a strong authentication solution that safeguards legitimate business interests. Our identity management solutions employ public key infrastructure and a "virtual token" based technology to control, audit and monitor the identification processes for electronic events. We believe this provides organizations with several benefits:

     o Deployments of biometric technology provide strong authentication and validation of a user's identity eliminating the sole reliance on the vulnerable password/PIN infrastructure;

     o Enterprise middleware systems can move authenticated events securely in real-time over the Internet through a "trusted path";

     o Creates a non-reputable and legally recognized "card-present" scenario for events conducted for previously anonymous Internet credit card transactions;

     o Allows for the audit and assignment of a digital signature to any electronic event proving without question the time and origin of an event and actual event occurrence;


      We believe that our product portfolio allows organizations to leverage investments in existing IT infrastructure.

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

      The following table outlines our current and short-term product portfolio:

          Product                     Description
          -------                     -----------
          FPS200                      Solid state silicon fingerprint
                                      sensor, 256 x 300 array

          VKI Portable identity device with USB connectivity, on board fingerprint sensor, flash memory, and security software

          Middleware

          Product                     Description
          -------                     -----------
          Cavio 3.0 Identity Server   Robust Enterprise level
                                      authentication server for
                                      Windows, Linux platforms.


          VAS Hosted Service          Hosted authentication service
                                      from our data center

          SDK                         SDK's available for customer
                                      customization and OEMs.

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

          VPAS                        Veridicom Personal
                                      Authentication Suite. This
                                      application is a bundled
                                      solution that allows PC or
                                      network logon, and secure logon
                                      to web site or web applications.

Intellectual Property

      With a pedigree born out of Lucent Technologies and Bell Labs, we have several international patents for our technology, as well as several pending patent applications.

U.S. Patents Issued

U.S. Patent No.     Title
---------------     ------------------------------------------------------------

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

6,538,456           Capacitive Fingerprint Sensor with Adjustable Gain

6,535,622           Method  for  Imaging   Fingerprints  and  Concealing  Latent
                    Fingerprints

6,538,456           Capacitive Fingerprint Sensor with Adjustable Gain


Patent Applications

    U.S. Patent
    App. Serial     Title
    -----------     ------------------------------------------------
    10/089,987      Spoof Detection for Biometric Sensing Systems

    10/288,554      Method & System for Capturing Fingerprints from
                    Multiple Swipe

Market Overview

Industry Overview

      We believe that in the wake of the tragic events of September 11 and the heightened security risks posed by the prospect of random acts of terrorism, biometrics and the field of identity management are at the forefront of technological development. However, we believe that the tendency to-date has been for vendors to develop proprietary software and hardware that focuses on one segment of the identity verification and management equation. Because of their proprietary nature, many biometric technology products are inconsistent, impractical or incompatible with not only the existing `real world' needs and systems, but also other biometric products.

      Fingerprint recognition technology continues to dominate the market for biometric authentication, and management believes that this will continue for the foreseeable future due to its combination of accuracy, ease of use, and cost effectiveness.

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

Competitive Overview

      As the opportunities for strong authentication solutions increases, so will the competition. With significant brand recognition, patent portfolio, and technology solutions, we believe that we are well protected against increased competition. Furthermore, we believe that increased competition indirectly validates the business model and market potential for our solutions. The following companies have been identified as potential competitors due to their biometric focus and product mix: Identix, Bioscrypt, SAGEM, UPEK, Atrua, Authentec,

      In addition to the above-mentioned entities, it is conceivable that we could face future indirect competition and market encroachment from companies such as VeriSign International and RSA, which currently offer alternative security and digital identity solutions not based on biometrics. However, these organizations could also present interesting partnering opportunities via bundled service offerings.

Market Influences

      There are several factors that the Company believes will provide new opportunities or present new challenges for us. We believe that the primary market influences relate to regulatory, technological and cultural changes.

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

      o US-VISIT - The US Government is mandating that all visitors to the US be fingerprinted and have a digital photo taken. The US Government will soon require a biometric template (fingerprint) and digital photo in passports.

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

Market Segments

Financial Services

      The financial services industry has been slow to adopt biometrics as a core service offering. We believe that this is due to a number of factors, including cost, customer demand, risk vs. ROI of implementation, and availability of applications. We aim to change this scenario by offering financial services firms a variety of solutions aimed at increasing security; increasing convenience and offering a variety of authentication applications suitable for a broad organizational rollout.

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

Travel & Transportation

      Travel providers are looking for new ways to generate revenue and increase both safety and the convenience aspects of travel for their passengers. We plant to propose our solution as a business opportunity, not just a security solution. It is expected that travelers will be charged user and/or transaction fees by the travel provider in exchange for additional benefits gained by using the system. Target customers within this market segment include travel agents, travel reservations, airlines, airports, hotels, and other travel service providers.

      We currently have an agreement with Uniglobe, which is part of an international travel service provider, to pilot its technology for the purposes of confirming individual client itineraries and to approve the processing of travel service purchases with client customized payment instructions. Following the successful rollout, it is planned that this model will be expanded to include other industry travel partners such as airlines, hotels, etc.

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

      The strategy in pursuing the retail market is twofold: First, we believe that customers will be attracted to the VPAS product as a means of improving security and convenience for PC and web logon. As their comfort with the technology increases, we believe that these users will gravitate towards using other services within the Veridicom Authentication Service (digital signatures, authenticated payment, etc). Second, as more scanners get deployed into the market, we believe that other organizations could be inclined to adopt the Veridicom International solution to keep up with the demands of their customers.

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

Development and Distribution Partners

      Distribution partners will be evaluated based on performance, strategic value, future potential and/or additional value-add. Software Development Kits will be available to enable integration partners, development partners, and OEM's to develop specific applications or other devices around our product family.

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

Research and Development

      Research and development expenditure for the fiscal 2004 was approximately $490,674. Research and development expenditure are in respect of salaries for personnel in product development, including hardware and software enhancements.

Employees and Labor Relations

      At December 31, 2004 we had 43 full-time employees. At March 17, 2005, we had 43 full-time employees, as well as 1 contract employee on monthly retainers and/or commissions.

      We believe our labor relations are good. However, five former employees of Veridicom, Inc. (which we acquired in November 2003) have filed claims against us with the Labor Commissioner in the State of California. The former employees allege that we owe unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,650. The Company has accrued for this liability in its financial statements as at December 31, 2004.

Legislative Actions and Potential New Accounting Pronouncements

      In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase the expenses that we report under Generally Accepted Accounting Practices and could adversely affect our operating results.

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

ITEM 3.   LEGAL PROCEEDINGS

      Five former  employees of Veridicom,  Inc.  (which we acquired in November
2003) have filed claims against us with the Labor Commissioner in the State of California. The former employees allege that we owe unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,650. The Company has accrued for this liability in its financial statements as at December 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

      Our common stock is traded on the OTCBB under the symbol "VRDI". Prior to February 23, 2004, our common stock traded under the symbol "AVRT". The following table sets forth the high and low bid prices for our common stock as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:

                                                    High 1     Low 1
         2003                                       -------    -------
          Jan. 1 - March 31                         $  3.50    $  1.06
          April 1 - June 30                         $  6.00    $  2.94   1
          July 1 - Sept. 30                         $  7.00    $  1.20
          Oct. 1 - Dec. 31                          $  6.00    $  3.45
         2004
          Jan. 1 - March 31                         $  8.00    $  4.00
          April 1 - June 30                         $  5.70    $  3.45
          July 1 - Sept. 30                         $  5.50    $  1.50
          Oct. 1 - Dec. 31                          $  4.05    $  2.30



            1 - The high and low per share prices reflect our stock split that occurred on April 23, 2003(1:7 stock reverse split).

      At March 17, 2005, there were approximately 720 holders of record of our common stock.

      For information  concerning  historical dividends and our dividend policy,
see   "Item    6--Management's    Discussion    and    Analysis   or   Plan   of
Operation--Dividends and Distributions."

      In connection with the EssTec, Veridicom and Cavio merger transactions described in Item 1 above, we issued a total of 12,895,302 shares of our common stock.

      During the period ended December 31, 2004, we issued an aggregate of 1,020,578 shares of our common stock in a private offering. The shares were offered and sold in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the investors qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). We raised $2,715,062 in the private placement, less offering costs of $673,978. Net proceeds were used for general corporate purposes.

      During the period ended December 31, 2004, we issued 8,561 shares of our common stock pursuant to stock option exercises. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the optionees qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). We raised $13,808 from the exercise of the stock options and net proceeds were used for general corporate purposes.



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

Overview
--------

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

      On January 16, 2004, we entered into an Agreement and Plan of Merger with Cavio Corporation, a privately-held Washington corporation ("Cavio"). In accordance with the merger, on February 20, 2004, we, through our wholly-owned subsidiary, A/VII Corporation, a Nevada corporation, acquired Cavio in exchange for 5,119,140 shares of our Common Stock. The transaction contemplated by the agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Description of the Company Post-Merger

      Following the merger with Cavio, we appointed the following officers, key employees and advisors:

         Paul Mann, President, Chief Executive Officer and Director Bashir Jaffer, Chief Financial Officer
         Terry Laferte, VP, Technical Operations
         Cameron Adams, VP, Strategic Development and Sales
         Hamid Baradaran, VP, Hardware Development and Manufacturing

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

      On December 14, 2004, we announced the intention of the Examining Division of the European Patent Office to grant Veridicom a European patent for its high security biometric authentication process using trusted sensors.

      On December 15, 2004, we announced expanded business opportunities in Brazil with a leading Brazilian technology integrator, Inteligencia Informatica.

      On February 25, 2005, we completed the first of three rounds of a private placement whereby we will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,200,000 shares of our common stock to certain accredited investors. The first of three equal installments of $1,700,000 was received in February, 2005 and the two subsequent closings of $1,700,000 each are contingent upon triggering events set forth in the Securities Purchase Agreement.

      On March 8, 2005, we announced that MCP Asia Ltd, an investment and consulting firm from Hong Kong, together with Fook Vo Holding Ltd ("Fook Vo") based in Macau, are in discussions to provide the Company with marketing and sales services in the Hong Kong, Macau and China regions.

      From March 10 to March 16, 2005, we exhibited at CeBIT 2005 at the Hannover Fairgrounds in Hannover, Germany. CeBIT offers the a forum for business-to-business, "B2B", solutions.

      On March 14, 2005 we announced the appointment of two new European representatives to expand our growing presence in the European marketplace. Mr. Theo Musallam is based in Zurich and will be representing us in Switzerland and Mr. Guenther Klix is based in Munich and will be representing us in Germany.

Critical Accounting Policies Used in Financial Statements
---------------------------------------------------------

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

      Veridicom International, Inc., ("we," "us," "our," or the "Company"), formerly known as Alpha Virtual, Inc. is a Delaware Corporation formerly headquartered in California that was formed on September 9, 1987. The name of the Company was changed to Veridicom International, Inc. in February 2004. The Company consolidated its corporate offices in Seattle, Washington, and Vancouver, British Columbia in April 2004.

Going Concern
-------------

      Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004 we have incurred a net loss of $3,720,261 and have a working capital deficit, which raises doubt about our ability to continue as a going concern. We are currently devoting our efforts to raising additional capital and investigating potential merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Mergers
-------

      On April 28, 2003 we entered into an Agreement and Plan of Merger with Esstec Inc., a privately held Nevada corporation ("Esstec"),. In accordance with the Merger, on May 8, 2003, we, through our wholly owned subsidiary, Alpha Acquisition Corporation ("AAC"), a Nevada Corporation, acquired Esstec in exchange for 4,276,162 shares of the Alpha's common stock. For accounting purposes Esstec acquired Alpha in a reverse merger under the purchase method of accounting. The financial statements in the filings of Alpha became those of Esstec. The legal entity (Alpha) retained its name until it was changed to Veridicom International, Inc. in February 2004. Thus, the financial statements are still those of "Esstec, Inc."

      On November 25, 2003, we entered into an Agreement and Plan of Merger with Veridicom, Inc. ("Veridicom Inc."), a California corporation, through AAC whereby we acquired Veridicom Inc. in exchange for 3,500,000 shares of Veridicom Inc.'s common stock. 3,250,000 shares were issued to the holders of Veridicom Inc.'s stock, and 250,000 shares were issued into escrow to cover Veridicom Inc.'s indemnification obligations, if any. Veridicom's stockholders owned approximately 35% of our common stock outstanding as of November 25, 2003.

      On January 16, 2004, we entered into an Agreement and Plan of Merger with Cavio Corporation, a privately held Washington corporation ("Cavio"). The merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the merger, on February 20, 2004, through its wholly owned subsidiary, A/VII Acquisition Corporation, a Nevada corporation, acquired Cavio in exchange for 5,119,140 shares of our common stock. We recorded goodwill of $3,792,019 for this acquisition.


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
                                                  ===========

      The following unaudited proforma condensed consolidating statement of operations for the year period ended December 31, 2004 gives effect to the above transaction as if it had occurred on January 1, 2004.


                     Veridicom International    Cavio Corporation for
                      Inc. Consolidated for        the period from
                     the year ended December     November 01, 2003 to
                             31, 2004             February 19, 2004        Proforma Adjustments    Proforma Consolidated
                     ------------------------- ------------------------- ------------------------- ----------------------

Revenues                 $   384,853                $        --                  $  --                   $   384,853
(Expenses)                (4,196,622)                  (481,715)                    --                    (4,678,337)
Other                         91,508                     (3,367)                    --                        88,141
                         ===========                ===========                  =====                   ===========
Net loss                 $(3,720,261)               $  (485,082)                 $  --                   $(4,205,343)


Operations
----------

      We have five operational subsidiaries: Esstec, Essential Tec Pakistan (Private) Limited ("Pakistan Ltd."), Veridicom Inc., Cavio, and Veridicom International (Canada) Inc. ("Canada Inc.").

      Esstec is a professional services company that focuses on e-commerce initiatives, interactive multimedia, and mobile software applications for clients in various industries, including the telecommunications and entertainment industries. During 2004, Esstec did not have any significant revenues or incur any significant expenses.

      Pakistan Ltd. was incorporated on April 19, 2000 to establish the business of software development for the international markets and to export software and technology. Esstec owns approximately 63.4% of Pakistan Ltd.

      Veridicom Inc. designs, manufactures and delivers hardware and software products that enable strong authentication solutions based on fingerprint biometrics. Veridicom Inc. markets a complete fingerprint biometrics platform on which applications can be built.

      Cavio produces technology tools designed to protect users from fraud, misrepresentation, security and privacy issues by allowing users to biometrically authenticate themselves to secure control access and confirm identity across a number of industries.

      On January 21, 2004, Canada Inc. was formed to be the Canadian operating company for the public company.

Consolidation
-------------

      The consolidated financial statements include the accounts of us and our subsidiaries Esstec, Pakistan Ltd., Veridicom, Cavio, and Canada Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority Interest
-----------------

      Minority interest reflects the ownership of minority shareholders in the equity of Pakistan Ltd., a consolidated subsidiary less than wholly owned.

Reclassifications
-----------------

      For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

Goodwill
--------

      Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144
("Accounting for the Impairment or Disposal of Long-Lived Assets"), we have evaluated our goodwill for impairment and determined that the fair value of our goodwill is $4,728,546.

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

Advertising Expenses
--------------------

      We expense advertising costs as incurred. During the years ended December 31, 2004 and 2003, we did not have significant advertising costs.

Fair Value of Financial Instruments
-----------------------------------

      The carrying amounts of cash, accounts receivable, notes payables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Recently Issued Accounting Pronouncements
-----------------------------------------

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company's financial statements.

      In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the Company's financial statements.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Inventory
---------

      Inventory consists primarily of various sensors, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Furniture and Equipment
-----------------------

      Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Depreciation expense was $47,188 and $18,015 for the years ended December 31, 2004 and 2003, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Patents
-------

      At the acquisition of Veridicom Inc., we evaluated the unused patents and determined the costs to secure the patents outweighed their intended use and were unable to find a party interested in purchasing the patents. The patents were originally recorded at cost and were being amortized on a straight-line basis over 15 years. The Company has valued the patents at $200,000.

Cash and Cash Equivalents
-------------------------

      For purposes of reporting cash flows, we consider all funds with original maturities of three months or less to be cash equivalents.

Income Taxes
------------

      We recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the our financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. We have a net operating loss carry forward of approximately $3,800,000 expiring beginning in 2020.

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

      Pakistan Ltd. recognizes revenue at the point/time the software is delivered/exported.

      Veridicom Inc. recognizes revenues at the point of shipment of products.

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

Foreign Currency Translation
----------------------------

      Pakistan Ltd. considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada Inc. consider the Canadian Dollar to be the functional currency of their operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

   Exchange Rates        For the year Ending 2004    For the Year Ending 2003
   --------------        ------------------------    ------------------------
   Rupee Average                      .01715                 .017331
   Rupee Period end                   .01682                 .017479
   Canadian Dollar Average            .76847
   Canadian Dollar Period end         .83084

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

Results of Operations--Years Ended December 31, 2004 and 2003

      The following table sets forth certain statement of operations data for the years ended December 31, 2004 and 2003:

                                                            2004                 2003
                                                       ------------         ------------
Revenues
         Net revenue                                   $    384,853         $    281,997
         Cost of goods sold                                 212,063              116,007
                                                       ------------         ------------
         Gross profit (loss)                                172,789              165,990

Operations
         General & administrative expense                 3,441,793            1,727,517
         Research & development expense                     490,674                   --
         Technical operations expense                         4,903
         Depreciation expense                                47,188               18,105
         Impairment of goodwill                                  --            1,809,648
                                                       ------------         ------------
         Income (loss) from operations                   (3,811,769)          (3,389,280)

Other income
         Other (income) loss                               (179,344)              (6,692)
         Interest expense                                    94,145               60,835
         Gain on forgiveness of debt                             --             (556,104)
         Impairment charges, other assets                        --                   --
                                                       ------------         ------------
         Income (loss) before minority interest          (3,726,569)          (2,887,319)

Minority interest                                            (6,308)              (4,629)
                                                       ------------         ------------
Net (loss) income                                        (3,720,261)          (2,882,690)

Other comprehensive income (loss):
         Foreign currency translation                      (144,695)                (741)
                                                       ------------         ------------
Total comprehensive income (loss)                      $ (3,864,956)        $ (2,883,431)

Earnings (loss) per share:
   Basic and fully diluted (loss)
   per common share                                    $      (0.27)        $      (0.51)

Weighted average common shares
   outstanding basic and fully diluted                   14,415,829            5,662,025

General
-------

      Following the completion of the transaction with EssTec and Veridicom Inc. in 2003 and with Cavio in February 2004, we have been engaged primarily in aligning the operations of the subsidiaries with the objective of streamlining and consolidating operations as necessary, reducing costs and seeking additional capital.

      As part of the process of streamlining and consolidation of operations, we closed and relocated our Sunnyvale, California facility in April 2004. The direct costs incurred for this amounted to $31,575.

      Since May 2004, we have focused our resources on product development, including hardware and software enhancements, as well as on marketing efforts.

Net Revenue
-----------

      Net revenue for fiscal 2004 of $384,853 increased by $102,856 compared to fiscal 2003. Net revenue in fiscal 2004 is mainly in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology, whereas net revenue in fiscal 2003 was mainly in respect of software development and consulting services provide by EssTec. Such revenue in 2004 was not significant.

Cost of Goods Sold
------------------

      Cost of goods sold during 2004 was mainly for product components purchased from suppliers and the cost of finished products from existing inventory. These amounted to $212,063 in fiscal 2004 and increased by $96,056 compared to fiscal 2003. This is due to the corresponding increase in net revenues. Cost of goods sold during 2003 were direct costs incurred by EssTec for the software development and consulting services rendered.


Gross Profit
------------

      The gross profit in fiscal 2004 of $172,789 was 44.9% of net sales compared to gross profit of $165,990 which was 58.9% of net sales in fiscal 2003. The variance in the gross profit of $6,799 is due to the change in revenue sources and product mix during the comparable periods.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses, which include non-cash compensation expense of, $359,100 amounted to $3,441,793 in fiscal 2004 compared to
$1,727,517 in fiscal 2003. This increase of $1,714,276 in general and administrative expenses is mainly in respect of:

      o Salaries , which increased from $253,500 in 2003 to $775,000 in 2004 as a result of the hiring of new software development, hardware development and administrative staff;

      o Consulting expense, increased from $139,500 in 2003 to $775,000 in 2004. This increase includes $210,000 for sales representatives in the USA, $105,000 for investment consultancy services, $150,000 for remittances to our Pakistan operations for software development work and $92,000 for independent contractors of our operations in Sunnyvale;

      o Professional services expense which increased from $336,400 in 2003 to $607,000 in 2004 due to substantial increase in accounting and audit fees;

      o Travel expenses, which increased from $93,000 in 2003 to $242,000 in 2004;

      o Rent expenses, which increased from $13,000 in 2003 to $145,838 in 2004 due to formation of the Canadian subsidiary and mergers.

      o Office administration expenses, which increased from $17,000 in 2003 to $108,898 in 2004

Research and Development
------------------------

      Research and development expenditure for the fiscal 2004 was $490,674, compared to $20,689 in 2003 which was included in general and administrative expenses in the 2003 financial statements. The increase in this expense is mainly in respect of salaries for personnel in product development, including hardware and software enhancements.

Interest Expense
----------------

      Interest expense in fiscal 2004 amounting to $108,116 was mostly for accrued interest on notes payable, compared to interest expense of $60,835 in fiscal 2003. The higher interest expense in fiscal 2004 is was mainly in respect of certain new borrowings during the year.

Liquidity and Capital Resources
-------------------------------

      On February 25, 2005, we completed the first of three rounds of a private placement whereby we will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,200,000 shares of our common stock to certain accredited investors. The first of three equal installments of $1,700,000 was received in March, 2005 and the two subsequent closings of $1,700,000 each are contingent upon triggering events set forth in the Securities Purchase Agreement.

      As a result, we currently have sufficient funds on hand to fund our operations for the next quarter. We intend to complete the second and third rounds of our private placement financing to fund our current and future operations. If successful in completing this financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations

Off-Balance Sheet Arrangements
------------------------------

      None.

Dividends and Distributions
---------------------------

      We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.

Risk Factors
------------

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

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

      We just completed the first of three rounds of a private placement to raise an aggregate of $5,100,000. The first of three equal installments of $1,700,000 was received in March, 2005 and the two subsequent closings of $1,700,000 each are contingent upon triggering events set forth in the Securities Purchase Agreement. If we cannot complete the second and third installments of this placement and cannot raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR OUR SECURITY SOLUTIONS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY.

      A large portion of our revenues is derived from the sale of security products and services. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors, including:

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

      Our failure to grow and develop our direct sales channel or to increase the number of our indirect distribution channels could have a material adverse effect on our business, operating results and financial condition. We must continue to develop relationships with existing channel partners or they may choose to devote greater resources to supporting the products of competitors.

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

Risks Related to our Capital Structure

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF INVESTORS IN OUR COMPANY TO SELL THEIR SECURITIES IN THE PUBLIC MARKETS.

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

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

      Our common stock is currently traded on a limited basis on the OTCBB under the symbol "VRDI." The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

      o investors may have difficulty buying and selling or obtaining market quotations;

      o     market visibility for our common stock may be limited; and

      o a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUR RESTRICTED STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

      From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. In addition, we completed the first of three rounds of a private placement in February 2005, whereby we granted the investors in the private placement certain registration rights with respect the shares common stock underlying their securities. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW AND MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO EFFECT A CHANGE- IN-CONTROL.

      Our Certificate of Incorporation authorizes the Board of Directors to issue up to 2,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control.

      In addition, we are also subject to Section 203 of the Delaware General Corporation Law that, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our Certificate of Incorporation, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change-in-control and prevent changes in our management, even if such things would be in the best interests of our stockholders.

ITEM 7. FINANCIAL STATEMENTS

      The information required by this Item 7 is incorporated by reference to our audited financial statements and Independent Auditors' Report beginning at page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      The information required under this Item 8 was previously reported in our annual report on Form 10-KSB for the year ended December 31, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

      As of December 31, 2004, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures needed improvement and were not adequately effective as of December 31, 2004 to ensure timely reporting with the Securities and Exchange Commission.

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

      Our CEO and CFO believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-KSB.

Changes in Internal Controls
----------------------------

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION

      None


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information Concerning Our Directors and Executive Officers
------------------------------------------------------------

      Incorporated by reference to our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report.

Code of Ethics
--------------

      We adopted a Code of Business Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, a copy of which was filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003.

Section 16(a) Beneficial Ownership Compliance
---------------------------------------------

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

      To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, all of our insiders complied with all filing requirements during 2004.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report.

ITEM 13. EXHIBITS

(a) Exhibits.

    Exhibit
     Number
 ------------     --------------------------------------------------------------

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

          2.3(a) Amendment No. 1 to Agreement and Plan of Merger dated January 16, 2004 between the Registrant (formerly Alpha Virtual, Inc.), A/VII Acquisition Corporation and Veridicom, Inc. and Cavio Corporation (incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004).

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

          4.1 Form of 10% Secured Convertible Notes dated as of February 25, 2005 by and between the Registrant and the Note Holders indicated on the schedule thereto (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed with the SEC on March 2, 2005).

          4.2 Form of Stock Purchase Warrant (Series A) dated as of February 25, 2005 by and between the Registrant and the Warrant Holders indicated on the schedule thereto (incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed with the SEC on March 2, 2005).

          4.3 Form of Stock Purchase Warrant (Series B) dated as of February 25, 2005 by and between the Registrant and the Warrant Holders indicated on the schedule thereto (incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed with the SEC on March 2, 2005).

          4.4 Registration Rights Agreement dated February 25, 2005 by and among the Registrant and the investors signatory thereto (incorporated by reference to Exhibit 4.4 to the Registrant's current report on Form 8-K filed with the SEC on March 2,
                  2005).

         10.1     1999 Stock Option Plan  (incorporated  by reference to Exhibit
                  10.1 to the Registrant's quarterly report on Form 10-QSB for the period ended September 30, 1999).

         10.2 Employment agreement dated August 15, 2003 between the Registrant and Paul Mann (incorporated by reference to Exhibit
                  10.2 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

         10.3 Commercial Lease dated February 20, 2004 by and between Gastown Investment 21 Ltd. and the Registrant (formerly Alpha Virtual, Inc.) (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

         10.4 Rental Agreement dated April 30, 2004 by and between Insignia Corporate Establishments and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

         10.5 2004 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on June 4, 2004).

         10.6 Securities Purchase Agreement, dated February 25, 2005, by and among the Registrant and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on March 2, 2005).

         10.7 Intellectual Property Security Agreement, dated February 25, 2005, by and among the Registrant, EssTec, Inc., Veridicom, Inc., Cavio Corporation, Veridicom International (Canada), Essential Tec Pakistan (Private) Limited, Veridicom International (Europe) Limited, Veridicom KK, and the secured parties signatory thereto (incorporated by reference to
                  Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the SEC on March 2, 2005).

         14.1 Code of Ethics (incorporated by reference to incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

         21.1     List of Subsidiaries.

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

         32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Beckman Kirkland & Whitney ("Beckman") resigned as our independent certified public accountant on February 11, 2004. Beckman audited Veridicom's financial statements for the fiscal years ended December 31, 2002 and 2001. Following Beckman's resignation, the Board selected AJ Robbins, PC to serve as our certified public accountant.

      Beckman's report on Veridicom's financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified as audit scope or accounting principles. The reports for the fiscal years ended December 31, 2002 and 2001 were qualified reports in that adverse financial conditions identified by the accountants raised substantial doubt about our ability to continue as a going-concern. During the recent fiscal year ended December 31, 2003, there were no disagreements with Beckman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Beckman, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

      Aggregate fees billed by our independent certified public accountants for the years ended 2004 and 2003 are as follows:

                                                           2004         2003
                                                        ---------     ---------
Audit fees...........................................   $ 223,568     $ 90,000
Audit related fees...................................   $      --     $     --
Tax fees(1)..........................................   $   1,193     $     --
All other fees.......................................   $      --     $     --

(1) Fees paid in connection with services relating to the preparation of tax return extensions.

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

      Signature                 Title                                   Date

      /s/ Paul Mann         President, Chief Executive Officer,
------------------------    Director (Principal Executive Officer)  March 31, 2005
Paul Mann

      /s/ Bashir Jaffer     Chief Financial Officer (Principal
------------------------    Financial Officer), Sectretary          March 31, 2005
Bashir Jaffer

      /s/ Saif Mansour
------------------------
Saif Mansour                Director                                March 31, 2005

      /s/ Bill Cheung
------------------------
Bill Cheung                 Director,                               March 31, 2005

     /s/ Jeremy Coles
------------------------
Jeremy Coles                Director                                March 31, 2005

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet                                                   F-2

Consolidated Statements of Operations and Other Comprehensive
 Income (Loss)                                                               F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)         F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Veridicom International, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Veridicom International, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veridicom International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 11, 2005

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS
Current assets
            Cash                                                  $     53,866
            Accounts receivable, net                                    15,791
            Accounts receivable, related party                          32,794
            Subscriptions Receivable                                   420,000
            Inventory                                                   72,793
            Other current assets                                        26,603
                                                                  ------------
                        Total current assets                           621,847

Furniture & equipment, net                                             206,697
Patents                                                                200,000
Goodwill                                                             4,728,546
Other assets                                                             3,302
                                                                  ------------
                                                                  $  5,760,392
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
            Accounts payable                                      $  1,808,828
            Accrued expenses                                           785,889
            Due to related party                                       610,003
            Notes payable, related party                               582,681
            Notes payable                                              254,549
            Other current liabilities                                   37,799
                                                                  ------------
Total current liabilities                                            4,079,749

Minority interest                                                       18,698

Commitments and Contingencies
Stockholders' equity
Perferred stock $.001 par value
   2,000,000 authorized -0-
   issued and outstanding

Common stock, $.001 par value, 60,000,000 authorized;
 15,856,110 issued and outstanding                                       15,856

Additional paid in capital                                           13,591,596
Accumulated other comprehensive loss                                   (144,695)
Accumulated (deficit)                                               (11,800,812)
                                                                  -------------
Total stockholders' equity                                            1,661,945
                                                                  -------------
                                                                  $   5,760,392
                                                                  =============


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                          2004             2003
                                                                      ------------     ------------
Revenues
            Net revenue                                               $    384,853     $    281,997
            Cost of goods sold                                             212,063          116,007
                                                                      ------------     ------------
            Gross profit                                                   172,790          165,990

Operations
            General & administrative expense                             3,441,793        1,727,517
            Research & development expense                                 490,674               --
            Technical operations expense                                     4,903               --
            Depreciation expense                                            47,188           18,105
            Impairment of goodwill                                              --        1,809,648
                                                                      ------------     ------------
            Income (loss) from operations                               (3,811,768)      (3,389,280)

Other income
            Other income (expense)                                         179,344            6,692
            Interest expense                                               (94,145)         (60,835)
            Gain on forgiveness of debt                                         --          556,104
                                                                      ------------     ------------
            (Loss) before minority interest                             (3,726,569)      (2,887,319)

Minority interest                                                            6,308            4,629
                                                                      ------------     ------------
Net (loss)                                                              (3,720,261)      (2,882,690)

Other comprehensive (loss):
            Foreign currency translation                                  (141,002)            (741)
                                                                      ============     ============
Total comprehensive (loss)                                            $ (3,861,263)    $ (2,883,431)
                                                                      ============     ============
 (Loss) per share:
   Basic and fully diluted (loss)
   per common share                                                   $      (0.27)    $      (0.51)
                                                                      ============     ============
Weighted average common shares
   Outstanding, basic and fully diluted                                 14,415,829        5,662,025
                                                                      ============     ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                           VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                                               (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                     Accumulated
                                    $.001      Common                    Additional     Other                              Total
                   Common Stock   par value     Stock      Deferred       Paid In    Comprehensive  Accumulated      Stockholders'
                       Shares       Amount    Committed  Compensation     Capital        Loss        (Deficit)      Equity (Deficit)
                       ------       ------    ---------  ------------     -------        ----        ---------      --------------
Balances,
December 31, 2002   $  4,259,496   $  4,259  $  10,000   $ (477,141)   $  5,129,790  $   (2,952)   $ (5,197,861)    $   (533,905)

Reverse merger
with
Alpha Virtual,
Inc.                   1,515,897      1,516         --           --       1,003,308          --              --        1,004,824

Amortization of
deferred
compensation                  --         --         --      477,141              --          --              --          477,141

Sales of common
stock
net of offering
costs
of $106,603              155,296        155         --           --         619,445          --              --          619,600

Stock issued for
services                  20,000         20         --           --          58,780          --              --           58,800

Stock issued in
acquisition of
Veridicom, Inc.        3,500,000      3,500         --           --         414,760          --              --          418,260

Stock options
granted
for service                   --         --         --           --          54,520          --              --           54,520

Foreign currency
translation
adjustment                    --         --         --           --              --        (741)             --             (741)

Net (loss)                    --         --         --           --              --          --      (2,882,690)       (2,882,69)
                      ----------   --------  ---------   ----------    ------------  ----------    ------------     ------------

Balances,
December 31, 2003      9,450,689   $  9,450  $  10,000   $       --    $  7,280,603  $   (3,693)   $ (8,080,551)    $   (784,191)

Sales of common
stock
net of offering
costs
of $673,978            1,020,578      1,021         --           --       2,040,063          --              --        2,041,084

Stocks issued for
conversion of debt       157,143        157         --           --         164,843          --              --          165,000

Stocks issued as
loan
fee (Beaufort)           100,000        100         --           --         106,150          --              --          106,250

Stock issued in
Cavio
merger                 5,119,140      5,119         --           --         424,401          --              --          429,520

Stock options
granted
for CEO                       --         --         --           --         359,100          --              --          359,100

Exercise of Stock
options                    8,560          9         --           --          13,817          --              --           13,826

Cavio's
subscription
received                      --         --         --           --       3,192,619          --              --        3,192,619

Common stock
comitted
reclassified                  --         --    (10,000)          --          10,000          --              --               --

Foreign currency
translation
adjustment                    --         --         --           --              --    (141,002)             --         (141,002)

Net (loss)                    --         --         --           --              --          --      (3,720,261)      (3,720,261)
                      ----------   --------  ---------   ----------    ------------  ----------    ------------     ------------

Balances,
December 31, 2004     15,856,110   $ 15,856  $      --   $       --    $ 13,591,596  $ (144,695)   $(11,800,812)    $  1,661,945
                      ==========   ========  =========   ==========    ============  ==========    ============     ============

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                       CONSOLIDATED STATEMENTS CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                            2004                   2003
                                                                                        -----------            -----------
Cash flows from operating activities
Net loss before minority interest                                                       $ (3,726,569)           $(2,887,319)

Adjustments to reconcile net loss to net cash (used in) operating activities:
            Depreciation and amortization                                                     47,188                 18,105
            Bad debt expense                                                                      --                 38,216
            Impairment of goodwill                                                                --              1,809,648
            Stock based compensation                                                         359,100                531,661
            Common Stock issued for debt conversion                                         (165,000)                    --
            Common stock issued for loan fee                                                 106,250                     --
            Common stock issued for services rendered                                             --                 58,800
            Transfer of equipment to Cavio                                                        --                 18,336
            Gain on Forgiveness of Debt                                                           --               (556,104)
(Increase) / decrease in:
            Accounts receivable                                                               11,749                 (7,901)
            Related party receivables                                                         45,166                (50,404)
            Subscriptions Receivable                                                        (420,000)                    --
            Inventory                                                                         17,010                     --
            Other assets                                                                     (11,474)                88,480
Increase / (decrease) in :
            Accounts payable                                                                 605,443               (145,628)
            Accrued expenses                                                                 (98,880)                37,065
            Due to related parties                                                           234,304                157,059
            Other current liabilities                                                         37,799                     --
            Deferred compensation                                                                 --               (140,618)
                                                                                        ------------           ------------
Net cash (used in) operating activities                                                   (2,957,914)            (1,030,604)
                                                                                        ------------           ------------
Cash flows from investing activities
            Cash acquired through merger and acquisition                                     164,791                184,001
            Purchase of equipment                                                            (70,609)               (19,314)
                                                                                        ------------           ------------
Net cash provided by (used in) investing activities                                           94,182                164,687
                                                                                        ------------           ------------

Cash flows from financing activities
            Net proceeds from note payable                                                   582,681                346,549
            Payments on notes payable                                                       (130,000)               (20,000)
            Payment on capital lease obligation                                                   --                 (5,423)
            Collection of subscription receivable                                            129,821                     --
            Payment of offering costs/commission                                            (673,968)                    --
            Sale of minority interest                                                             --                 29,635
            Proceeds from sale of common stock and warrants                                3,023,699                619,600
                                                                                        ------------            -----------
Net cash provided by financing activities                                                  2,932,233                970,361
                                                                                        ------------            ------------
Effect of exchange rate changes on cash                                                     (141,002)                  (741)
                                                                                        ------------            ------------
Net increase (decrease) in cash                                                              (72,501)               103,703
Cash, beginning of period                                                                    126,367                 22,664
                                                                                        ------------            -----------
Cash, end of period                                                                          $53,866               $126,367
                                                                                        ============            ===========
Supplemental disclosures of cash flow information
Interest paid                                                                                 22,676                     --
Income taxes paid

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

Going Concern

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss during 2004 of $3,720,261 and has a working capital deficit, which raises doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and investigating potential merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Mergers

      On April 28, 2003 the Company and Esstec Inc., a privately held Nevada corporation, entered into an Agreement and Plan of Merger. In accordance with the Merger, the Company, a Nevada Corporation, acquired Esstec in exchange for 4,276,162 shares of Alpha's common stock. For accounting purposes Esstec acquired Alpha in a reverse merger under the purchase method of accounting. The financial statements in the filings of Alpha became those of Esstec. The legal entity (Alpha) retained its name until it was changed to Veridicom International, Inc. in February 2004. Thus, the financial statements are still those of "Esstec, Inc."

      On November 25, 2003, the Company entered into an Agreement and Plan of Merger with Veridicom, Inc. (Veridicom), a California corporation, through AAC, a Nevada corporation, whereby the Company acquired Veridicom in exchange for 3,500,000 shares of Veridicom's common stock. 3,250,000 shares were issued to the holders of Veridicom's stock, and 250,000 shares were issued into escrow to cover Veridicom's indemnification obligations, if any. Veridicom's stockholders owned approximately 35% of the Company's outstanding common stock as of November 25, 2003.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 16, 2004,  the Company  entered  into an Agreement  and Plan of
Merger with Cavio Corporation, a privately held Washington corporation ("Cavio"). The merger became effective on February 20, 2004. In accordance with the merger, on February 20, 2004, through its wholly owned subsidiary, A/VII Acquisition Corporation, acquired Cavio in exchange for 5,119,140 shares of the Company's common stock. The Company recorded goodwill of $3,792,019 for this acquisition.

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
                                                  ===========

      The following unaudited proforma condensed consolidating statement of operations for the year period ended December 31, 2004 gives effect to the above transaction as if it had occurred on January 1, 2004.

                  Veridicom International Inc.      Cavio Corporation for the period
                 Consolidated for the year ended       from November 01, 2003 to
                        December 31, 2004                  February 19, 2004           Proforma Adjustments    Proforma Consolidated
                 -------------------------------       -------------------------       --------------------    ---------------------
Revenues                $   384,853                         $       --                        $  --                $   384,853
(Expenses)               (4,196,622)                          (481,715)                          --                 (4,678,337)
Other                        91,508                             (3,367)                          --                     88,141
                        -----------                         ----------                         ----                -----------
Net loss                $(3,720,261)                        $ (485,082)                        $ --                $(4,205,343)
                        ===========                         ==========                         ====                ===========

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operations

      The  Company  has  five  subsidiaries:   Esstec,  Essential  Tec  Pakistan
(Private) Limited ("Pakistan Ltd."), Veridicom Inc., Cavio, and Veridicom International (Canada) Inc. ("Canada Inc.").

      Esstec is a professional services company that focuses on e-commerce initiatives, interactive multimedia, and mobile software applications for clients in various industries, including the telecommunications and entertainment industries. During 2004, Esstec did not have any significant revenues or incur any significant expenses.

      Pakistan Ltd. was incorporated on April 19, 2000 to establish the business of software development for the international markets and to export software and technology. Esstec owns approximately 63.4% of Pakistan Ltd.

      Veridicom Inc. designs, manufactures and delivers hardware and software products that enable strong authentication solutions based on fingerprint biometrics. Veridicom Inc. markets a complete fingerprint biometrics platform on which applications can be built.

      Cavio produces technology tools designed to protect users from fraud, misrepresentation, security and privacy issues by allowing users to biometrically authenticate themselves to secure control access and confirm identity across a number of industries.

      On January 21, 2004, Canada Inc. was formed to be the Canadian operating company for the public company.

Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries Esstec, Pakistan Ltd., Veridicom, Cavio, and Canada Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority Interest

      Minority interest reflects the ownership of minority shareholders in the equity of Pakistan Ltd., a consolidated subsidiary less than wholly owned.

Reclassifications

      For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

      Goodwill was recorded at its purchase price and is not being amortized. Pursuant to statements of financial accounting standards 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the company has evaluated its goodwill for impairment and determined that the fair value of its goodwill is $4,728,546.

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

Advertising Expenses

      The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and 2003, the Company did not have significant advertising costs.

Fair Value of Financial Instruments

      The carrying amounts of cash, accounts receivable, notes payables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the Company's financial statements.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Inventory

      Inventory consists primarily of various sensors, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Furniture and Equipment

      Furniture and equipment is recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Depreciation expense was $47,188 and $18,015 for the years ended December 31, 2004 and 2003, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patents

At the acquisition of Veridicom, the Company evaluated the patents and determined the costs to secure the unused patents outweighed their intended use and was unable to find a party interested in purchasing the patents. The patents were originally recorded at cost and were being amortized on a straight-line basis over 15 years. The Company has valued the patents at $200,000. The company is not amortizing the patents.

Cash and Cash Equivalents

      For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The Company has a net operating loss carry forward of approximately $3,800,000 expiring beginning in 2020.

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

Pakistan   Ltd.   recognizes   revenue  at  the   point/time   the  software  is
delivered/exported.

Veridicom Inc. recognizes revenues at the point of shipment of products.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates in the Preparation of Financial Statements

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

Foreign Currency Translation

      Pakistan Ltd. considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada Inc. consider the Canadian Dollar to be the functional currency of their operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

   Exchange Rates      For the year Ending 2004     For the Year Ending 2003
   --------------      ------------------------     ------------------------
   Rupee Average                .01715                      .017331
   Rupee Period end             .01682                      .017479
   Canadian Dollar Average      .76847
   Canadian Dollar Period end   .83084

Software Development Costs

      The software development costs are expensed as research and development costs as incurred until the software reaches technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86").

Earnings Per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Due to losses during the years ended December 31, 2004 and 2003, no presentation is made.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTS RECEIVABLE

      In December 1999 the Company sold its PGTS training simulator to an unrelated entity. As part of the agreement, the Company is entitled to royalty payments on future PGTS Training System sales by Eidetics for a four-year period from the date of sale. As of December 31, 2004 the Company was owed approximately $105,117 in past due royalties. A full allowance was recorded against this receivable. The Company continues to pursue collection of these royalties.

Accounts   receivable   are  in  respect  of  sales  of hardware and software to
customers that the Company expects to collect in 2005.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                                          2004
                                                                        --------
Tooling equipment                                                       $161,595
Furniture and equipment                                                   33,932
Office equipment                                                          30,954
Computers                                                                278,185
Software                                                                 158,539
Vehicles                                                                  19,818
                                                                        --------
                                                                         683,023
         Less accumulated depreciation and amortization                  476,326
                                                                        --------
                                                                        $206,697
                                                                        ========

NOTE 4 - DCAA AUDIT

      The Company's books and records were subject to audit by the Defense Contract Audit Agency (DCAA) for defense contracts serviced by Alpha in 1994. A contingent liability of $100,000 had been reserved for over 10 years in the Company's books for DCAA audit. No efforts have been made by DCAA to collect on this contingent liability and the Company recognized $100,000 of income in the current year after the expiration of the 10 year period, which is included in other income.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

      The Company has notes payable totaling $582,681 bearing interest at rates from 10%-12% per annum, maturing between January 2004 and June 2007.

      In August 2004, the Company borrowed $100,000 under a short-term agreement. The principal amount and interest of $10,000 was due on September 30, 2004. Additional terms of the loan include the issuance of 25,000 shares of the Company at $4.25 per share (the closing price on August 30, 2004) as a loan fee and the granting of warrants to purchase 100,000 shares of the Company's common stock at $3.50 per share. The value of the 25,000 shares of $106,250 has been recorded as common stock committed.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Subsequent to December 31, 2004, the Company has reached a full settlement with the lender. Under the settlement terms, the total interest payable is to be limited to a maximum of $20,000, of which $10,000 was paid in March 2005. Also, $65,000 of the principal was repaid in January 2005. A director of the Company is an associate of the lender's parent company.

      During the year ending December 31, 2004, 157,140 shares were issued upon conversion of $165,000 of notes. These conversions were inadvertently omitted on the June 30, 2004 and September 30, 2004 quarterly financial statements which would have reduced debt by $165,000 and increased equity by the same amount. The effect of any interest adjustment for the above in the respective quarters is not significant.

      The Company has an unsecured short term loan from Tall Enterprises Ltd. (a company controlled by Terry Laferte, an officer of the Company) amounting to $66,467 as at December 31, 2004; bearing interest at 7% per annum and due on or before June 30, 2005. This loan was paid in full in March, 2005.

      The Company has an unsecured loan from Global Ventures Advisors, a company controlled by a director of the Company's subsidiary in Pakistan which as of December 31, 2004 amounted to $416,214; bearing interest at 12% per annum and due on or before June 30, 2006, with an option to convert to common stock in the event of default in repayment by the Company.

NOTE 6 - STOCK-BASED COMPENSATION

      The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The standard requires the Company to present the "fair value" method with respect to stock-based compensation of consultants and other non-employees.

      The Company did not change its method of accounting with respect to stock options; the Company continues to account for these under the "intrinsic value" method. The Company recognized $359,100 as stock based compensation to the Company's CEO for the year ended December 31, 2004. This brings the total number of vested shares to December 31, 2004 to 62,500 out of the total 150,000 shares.

NOTE 7 - RELATED PARTY TRANSACTIONS

      The Company has entered into agreements with Manhattan Capital Partners ("Manhattan") and its affiliates to provide consulting and stock placement services. The Company paid Manhattan a total of $316,028 during the year ended December 31, 2004. The Company paid Manhattan a total of $205,673 during the year ended December 31, 2003. At December 31, 2003 Manhattan had advanced the Company $110,005 in a non-interest bearing short-term loan, which was repaid in 2004. The Company has amounts outstanding for prior services rendered by affiliates of Manhattan totaling an additional $208,771 and is negotiating to reduce the amounts owed under this agreement. Manhattan is related due to one of the principals who is a director of the Company.

      The Company has an unsecured, non-interest bearing short term advances from Paul Mann, CEO and President of the Company, amounted to $218,899 as of December 31, 2004. These advances are without any specified repayment terms.

      On July 15, 2003 the Company entered into a consulting agreement for marketing strategy and support services for a term of three months and at the rate of $7,000 per month plus the reimbursement of out of pocket expenses. This agreement continues and expands Government and commercial marketing activities previously undertaken for the OneView Technology, and extends these activities to include technology newly available from Esstec and Veridicom.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On July 15, 2003 the Company entered into an advisory agreement with the principals of the consulting company in the above agreement to join the
Company's Advisory Board to assist the Company's Board of Directors in structuring and advising as to strategic alliances and growth. The agreement is for one year and the principals were each granted options to acquire 10,000 shares of the Company's common stock at $3.50 per share; options vest monthly over one year. The options were valued at $54,520, the fair value using the Black-Scholes Pricing Model. The average risk rate used was 3.3%, volatility was estimated at 100% and the expected life was one year.

      On November 3, 2003, Veridicom Inc. a subsidiary of the Company, entered into a five year Marketing and Distribution Agreement with Biocom Co. Ltd., ("Biocom") a Korean corporation and Gyung Min Kim, a director of the Company. Under the terms of this Agreement Biocom was appointed as the Company's exclusive distributor for all the sale and servicing of the Company's products in Korea.

NOTE 8 - COMMON STOCK

      The Company has authorized 60,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock

Common Stock Issued during the Year Ended December 31, 2004

      During the year ending December 31, 2004 the Company sold 1,020,578 shares of common stock for $2,715,062 less offering costs of $673,978.

      During the year ending December 31, 2004 the Company issued 8,560 shares of common stock for $13,826 for the exercise of stock options.

Stock Option Plan

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

      On February 7, 2005, the Board of Directors of the Company approved the granting of 1,025,000 shares to officers, directors and employees of the Company under the 2004 Stock Option Plan.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

      The stock options vest monthly over a twenty-four month period. As of December 31, 2004, 42% of the options were vested. The fair value of the vested options of $359,100 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. The fair value of vested options during the year has been expensed as stock based compensation.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On October 31, 2002 the Company's Chief Technology Officer was discharged. On November 15, 2002 the two parties entered into a Settlement of Employment Agreement whereby the Company agreed to pay and accrued $30,000 in severance pay with monies received for royalties (See Note 2). the Company will pay 50% of monies received up to $30,000.

Litigation

      Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,650. Management and legal advisors are reviewing the validity of the claim. The Company has accrued for this liability in its financial statements as of December 31, 2004.

      On March 28, 2003 the Company and one of the Company's stockholders filed a lawsuit in Superior Court against a former CEO of the Company. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming the CEO did not devote his efforts to the Company's product development and market strategies or maximize the profit of the business. An amount of damages has not been determined and the outcome of this lawsuit cannot be determined at this time.

      In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

Agreements

      The Company entered into a Non-Excusive Agreement with KirwanGier for assisting in equity placements on August 5, 2004 for a term of six months. The agreement was terminated on October 6, 2004. Under the terms of the agreement, the Company was to issue warrants to purchase 100,000 shares of the Company's common stock at $3.50 per share. The Company will not issue these warrants due to non-performance on the part of KirwanGier.

      The Company has entered into an agreement with Carpe DM on August 23, 2004 for investor relations services for a term of one year. The terms of the agreement are pending approval of the Board of Directors of the Company and include monthly fees of $2,500 to $5,000 and the issuance of warrants to purchase 150,000 shares of the Company's common stock at $3.50 per share. Additional warrants for a further 150,000 shares may be issued at similar terms dependent upon attainment of specific performance targets.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On February 25, 2005, the Company completed the first of three rounds of a private placement worth $5,100,000 through a placement agent, Joseph Stevens & Co. Inc ("JSC"). As consideration for the placement services provided, the Company is obligated to issue JSC a warrant to purchase up to 107,087 shares of its common stock at an exercise price of $1.27 per share and a warrant to purchase up to 100,000 shares of its common stock at an exercise price of $3.50 per share and cash consideration in the amount of $136,000.

Leases

      In February 2004 the Company entered into a three year operating lease for office space. The Company is required to pay basic rent and estimated operating expenses. The remaining lease amounts are $197,132 per annum for 2005 and 2006.

Rent expense was $139,077 and $26,841 for the years ended December 31, 2004 and 2003, respectively.

NOTE 10 - PROCEEDS FROM CAPITAL STOCK SUBSCRIPTIONS

      On January 16, 2004,  the Company  entered  into an Agreement  and Plan of
Merger with Cavio Corporation, a privately held Washington corporation ("Cavio"). The merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the terms of the Merger Agreement, the Company acquired all outstanding shares of Cavio common stock in exchange for 5,119,140 shares of the Company's common stock. As of February 20, 2004 Cavio had received proceeds from capital stock subscriptions amounting to $3,192,619, which represented amounts advanced to Cavio that were intended to be converted into capital stock. To complete the merger with the Company, Cavio issued 1,754,000 shares which were then exchanged for 486,654 shares of the Company's common stock (at the exchange ratio of 1: 0.277454 as per the terms of the Merger Agreement). The 486,654 shares have been held in trust since consummation of the Merger, pending confirmation of eligible subscribers and the proceeds of $3,192,619 were recorded as a liability in Cavio's financial statements.

      In March, 2005, Cavio and the Company confirmed the subscribers eligible to be issued the 486,654 shares of the Company's common stock. The Board of Directors of the Company then ratified, approved and accepted the issuance of the aforementioned 486,654 shares of the Company's common stock to the subscribers. Accordingly, the proceeds from capital stock subscriptions have now been recorded as additional paid in capital (APIC) during the year ended December 31, 2004.

NOTE 11 - EARNINGS PER SHARE

                                            For the Year Ended December 31, 2004
                                            ------------------------------------
                                                                          Per
                                              Income        Shares       Share
                                            (Numerator)  (Denominator)  Amount
                                            -----------   -----------  --------
Basic EPS
  (Loss) available to common stockholders  $(3,720,261)   14,415,829   $(0.26)

Effect of Dilutive Securities                      --            --         --
                                           -----------    ----------   ------

Diluted EPS
  (Loss) available to common stockholders  $(3,720,261)   14,415,829   $(0.26)
                                           ===========    ==========   ======

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            For the Year Ended December 31, 2003
                                            ------------------------------------
                                                                          Per
                                              Income        Shares       Share
                                            (Numerator)  (Denominator)  Amount
                                            -----------   -----------  --------
Basic EPS
  (Loss) available to common stockholders   $(2,882,690)   5,662,025   $ (0.51)

Effect of Dilutive Securities                      --            --         --
                                            -----------    ---------   -------

Diluted EPS
  (Loss) available to common stockholders   $(2,882,690)   5,662,025   $ (0.51)
                                            ===========    =========   =======

NOTE 12 GAIN ON CANCELLATION/FORGIVENESS OF DEBT

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

NOTE 13 - OFFICE CLOSING

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

NOTE 14 - SUBSEQUENT EVENTS

Sale of Common Stocks

      Subsequent to the balance sheet date the Company sold 287,632 shares for $596,250. $65,000 of the proceeds was used to extinguish existing debt.

Financing agreement

      On February 25, 2005, the Company completed the first of three rounds of a private placement whereby the Company will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock of the Company and warrants to purchase up to an aggregate of 10,200,000 shares of common stock, of the Company to certain accredited investors. The closing of the first round of the Private Placement resulted in aggregate proceeds to the Company of $1,700,000 and the two subsequent closings of $1,700,000 each are contingent upon triggering events set forth in the Securities Purchase Agreement.

      The Notes have a term of 36 months and bear interest at 10% per annum, which is payable monthly; provided, however, that the interest rate shall reset at 0% for any monthly period in which the Company's stock price is greater than 125% of the "Initial Market Price," which is defined as 100% of the volume weighted average of the Company's common stock for the five days immediately prior to closing, as reported on the Over-the-Counter Bulletin Board.

      The Warrants are exercisable at any time for a period of five years from the date of issuance. The Series A Warrants have an exercise price of $3.00 per share and the Series B Warrants have an exercise price of $5.00 per share.

      As an inducement to participate in the Private Placement, the Company granted the Note Holders a security interest in all of its intellectual property.

      As consideration for placement agent services provided by Joseph Stevens & Co. Inc. ("JSC") in connection with the Private Placement, the Company is obligated to issue JSC a warrant to purchase up to 107,087 shares of its common stock at an exercise price of $1.27 per share and a warrant to purchase up to 100,000 shares of its common stock at an exercise price of $3.50 per share and cash consideration in the amount of $136,000.

Stock Option Plan

      On February 7, 2005, the Board of Directors of the Company approved the granting of 1,025,000 shares to officers, directors and employees of the Company under the 2004 Stock Option Plan.