Form 10QSB
period 2005-03-31
VERIDICOM INTERNATIONAL INC
filed 2005-05-19
CIK 710217

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                Yes                                       No X

There were 15,892,107 shares outstanding of registrant's Common Stock, par value $.001 per share, as of May 19, 2005.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          VERIDICOM INTERNATIONAL, INC.
                                FORM 10-QSB INDEX
--------------------------------------------------------------------------------

                                                                            PAGE
--------------------------------------------------------------------------------

PART I    FINANCIAL INFORMATION                                               3

Item 1    Financial Statements (Unaudited):                                   3

a.        Consolidated Balance Sheets as of March 31, 2005 and December
          31, 2004                                                            4

b.        Consolidated Statements of Operations and Other Comprehensive
          Income (Loss) for the three months ended March 31, 2005 and
          2004                                                                5

c.        Consolidated Statements of Cash Flows for the three months
          ended March 31, 2005 and 2004                                       6

d.        Notes to Unaudited Consolidated Financial Statements                7

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

Item 3    Controls and Procedures                                            37

PART II   OTHER INFORMATION                                                  38

Item 1    Legal Proceedings                                                  38

Item 3    Unregistered Sales of Equity Securities and Use of Proceeds        38

Item 4    Defaults Upon Senior Securities                                    40

Item 5    Submission of Matters to a Vote of Security Holders                40

Item 6    Other Information                                                  40

Item 7    Exhibits                                                           40

SIGNATURES                                                                   41
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                          INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                                            PAGE

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004        4

Consolidated Statements of Operations and Other Comprehensive Income
(Loss) for the three months ended March 31, 2005 and 2004                     5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2005 and 2004                                                       6

Notes to Unaudited Consolidated Financial Statements                          7
--------------------------------------------------------------------------------

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                             March 31          December 31
                                                               2005                2004
                                                           ------------        ------------
                                                            [UNAUDITED]
Current assets
    Cash                                                   $    403,948        $     53,866
    Accounts receivable                                          15,428              15,791
    Receivable, related party                                   115,262              32,794
    Subscriptions receivable                                         --             420,000
    Inventory                                                    70,660              72,793
    Other current assets                                         21,600              26,603
                                                           ------------        ------------
         Total current assets                                   626,898             621,847

Furniture & equipment, net                                      192,723             206,697
Patents                                                         200,000             200,000
Goodwill                                                      4,728,546           4,728,546
Deferred financing costs, net                                   387,347                  --
Other assets                                                      3,305               3,302
                                                           ------------        ------------
                                                           $  6,138,819        $  5,760,392
                                                           ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                       $  1,206,026        $  1,808,828
    Accrued expenses                                            771,262             785,889
    Due to related party                                        576,181             610,003
    Notes payable related party, current portion                     --             166,467
    Notes payable, current portion                              299,549             254,549
    Other current liabilities                                    40,374              37,799
                                                           ------------        ------------
         Total current liabilities                            2,823,392           3,663,535

    Long term debt                                              366,214             416,214
    Convertible notes payable, net of discount                  438,317                  --
                                                           ------------        ------------
                                                              3,627,923           4,079,749

Minority interest                                                23,569              18,698
Stockholders' equity
    Common stock, $.001 par value, 60,000,000
    authorized; 15,842,107 and 15,781,107 issued
    and outstanding                                              15,842              15,781
    Additional paid in capital                               15,743,263          13,591,671
    Accumulated other comprehensive (loss)                     (141,422)           (144,695)
    Accumulated (deficit)                                   (13,130,356)        (11,800,812)
                                                           ------------        ------------
    Stockholders' equity                                      2,487,327           1,661,945
                                                           ------------        ------------
                                                           $  6,138,819        $  5,760,392
                                                           ============        ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                            Three months          Three months
                                                                Ended                 Ended
                                                           March 31, 2005        March 31, 2004
                                                           --------------        --------------
Revenues
    Net revenue                                            $       80,576        $      238,975
    Cost of goods sold                                             22,694               160,038
                                                           --------------        --------------
    Gross profit                                                   57,882                78,937

Expenses
    General & administrative expenses                             742,681               781,778
    Research & development                                        293,323                45,607
    Depreciation                                                   17,267                 7,625
                                                           --------------        --------------
    (Loss) from operations                                       (995,389)             (756,073)

Other income / (expense)
    Other expense                                                  (4,637)               (2,434)
    Interest expense                                             (476,321)              (10,697)
    Gain on forgiveness of debt                                   151,675                    --
                                                           --------------        --------------
    (Loss) before minority interest                            (1,324,672)             (769,204)

    Minority interest                                              (4,871)                4,320
                                                           --------------        --------------
    Net (loss)                                                 (1,329,543)             (764,884)

    Other comprehensive  (loss):
    Foreign currency translation                                    3,273                    --
                                                           --------------        --------------
    Total comprehensive  (loss)                            $   (1,326,270)       $     (764,884)

    (Loss) per share: Basic and fully diluted (loss)
       per common share                                    $        (0.09)       $        (0.07)

    Weighted average common shares
       outstanding basic and fully diluted                     15,594,363            11,819,186

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (Unaudited)

                                                            Three months           Three months
                                                                 Ended                 Ended
                                                            March 31, 2005        March 31, 2004
                                                            --------------        --------------
Cash flows from operating activities
Net (loss) before minority interest                         $   (1,324,672)       $     (769,204)

Adjustments to reconcile net (loss) to net cash used
in operating activities:
    Depreciation and amortization                                   17,267                 7,625
    Stock based compensation                                       179,295                35,910
    Gain on forgiveness and cancellations of debt                 (151,675)                   --
    Accretion of interest expense on convertible debt              449,385                    --
(Increase) / decrease in:
    Accounts receivable                                                364                15,868
    Related party receivables                                      (82,468)               45,397
    Inventory                                                        2,133                 6,310
    Prepaid expenses and other assets                                5,003               (29,391)
Increase / (decrease) in :
    Accounts payable                                              (451,132)                8,087
    Accrued expenses                                               (14,628)             (148,376)
    Due to related parties                                         (33,821)              (91,745)
    Other current liabilities                                        2,575                    --
                                                            --------------        --------------
Net cash (used in) operating activities                         (1,402,374)             (919,519)
                                                            --------------        --------------

Cash flows from investing activities
    Cash acquired through merger and acquisition                        --               164,791
    Purchase of property and equipment                              (3,293)               (9,359)
                                                            --------------        --------------
Net cash provided by (used in) investing activities                 (3,293)              155,432
                                                            --------------        --------------

Cash flows from financing activities
    Proceeds from convertible notes payable                      1,700,000                    --
    Payments on notes payable                                     (241,467)             (100,000)
    Deferred financing costs                                      (221,707)                   --
    Collection of subscription receivable                          420,000               129,821
    Payment of offering costs/commission                            (5,000)             (166,668)
    Proceeds from sale of common stock and options                 100,650             1,238,808
                                                            --------------        --------------
Net cash provided by financing activities                        1,752,476             1,101,961
                                                            --------------        --------------
Effect of exchange rate changes on cash                              3,273                (2,040)
                                                            --------------        --------------
Net increase in cash                                               350,082               335,834
Cash, beginning of period                                           53,866               126,367
                                                            --------------        --------------
Cash, end of period                                         $      403,948        $      462,201
                                                            ==============        ==============
Supplemental disclosures of cash flow information
Interest paid                                                       10,000                13,906
Income taxes paid                                                       --                    --

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the fiscal year ended December 31, 2004.

The historical results for the three months ended March 31, 2005 include the Company and all its subsidiaries. The historical results for the three months ended March 31, 2004 include Cavio Corporation ("Cavio") from the merger date of February 20, 2004.

NOTE 2 - OPERATIONS

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,329,543 and has a working capital deficit, which raises doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Subsidiaries

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

Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries Esstec, Pakistan Ltd., Veridicom, Cavio, and Canada Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Name Change

The legal entity, Alpha Virtual, Inc. ("Alpha"), retained its name until it was changed to Veridicom International, Inc. in February 2004.

Minority Interest

Minority interest reflects the ownership of minority shareholders in the equity of Pakistan Ltd., a consolidated subsidiary less than wholly owned.

Mergers

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

                        Veridicom
                      International      Cavio Corporation
                    Inc. Consolidated     for the period
                       for the year      from November 01,
                          ended          2003 to February          Proforma           Proforma
                    December 31, 2004        19, 2004            Adjustments        Consolidated
                    -----------------    -----------------    -----------------   -----------------
Revenues            $         384,853    $              --    $              --   $         384,853
(Expenses)                 (4,196,622)            (481,715)                  --          (4,678,337)
Other                          91,508               (3,367)                  --              88,141
                    -----------------    -----------------    -----------------   -----------------
Net loss            $      (3,720,261)   $        (485,082)   $              --   $      (4,205,343)
                    =================    =================    =================   =================

New Entity

On January 21, 2004 Veridicom International (Canada) Inc. ("Canada") was formed to be the Canadian operating company for the public company.

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current year.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. the Company has evaluated its goodwill for impairment pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), and determined that the fair value of the Company's goodwill is $4,728,546.

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of our common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Aggregate potential credit losses have so far not exceeded management's expectations.

Advertising Expenses

We expense advertising costs as incurred. During the period ended March 31, 2005, we did not have significant advertising costs.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, notes payables, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Inventory

Inventory consists primarily of various sensors, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Depreciation expense was $17,267 and $7,625 for the three months ended March 31, 2005 and 2004, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

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

Revenue Recognition

Sales of services are recorded when performed in accordance with contracts. Revenues from software sales are recorded in accordance with SOP 97-2 `Software Revenue Recognition', which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair market values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services is recognized at the time service is provided.

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

Software Development Costs

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

NOTE 3 - FOREIGN CURRENCY TRANSLATION

Pakistan Ltd. considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada Inc. consider the Canadian Dollar to be the functional currency of their operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

--------------------------------------------------------------------------------
                                            For the period        For the period
                                                Ending                 Ending
Exchange Rates                              March 31, 2005        March 31, 2004
--------------------------------------------------------------------------------
Rupee Average                                   .01683                .01745
Rupee Period end                                .01684                .01745
Canadian Dollar Average                         .81500                .76260
Canadian Dollar Period end                      .82672                .75884
--------------------------------------------------------------------------------

NOTE 4 - ACCOUNTS RECEIVABLE, RELATED PARTY

The Company inadvertently repaid a note that was previously converted to equity. The $82,501 is fully recoverable.

NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2005           2004
--------------------------------------------------------------------------------
Tooling equipment                                      $161,595       $161,595
Furniture & fixture                                      33,932         33,932
Office equipment                                         30,954         30,954
Computer hardware                                       281,225        278,185
Computer software                                       158,792        158,539
Vehicles                                                 19,818         19,818
                                                       --------       --------
                                                        686,316        683,023
Less accumulated depreciation and amortization          493,593        476,326
                                                       --------       --------
                                                       $192,723       $206,697
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE, RELATED PARTIES

During the three months ending March 31, 2005, the Company reached a full settlement with a lender. Under the settlement terms, the total interest payable was to be limited to a maximum of $20,000. The Company paid, in full, $100,000 and all the accrued interest owed to the lender of $10,000. The Company also issued 25,000 shares of the Company's common stock to this lender as a loan fee valued at $106,250. A director of the Company is an associate of the lender's parent company.

NOTE 7 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). The standard requires the Company to present the "fair value" method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting with respect to stock options; the Company continues to account for these under the "intrinsic value" method. The Company recognized $179,295 as stock based compensation to employees and directors of the Company for the three months ended March 31, 2005.

NOTE 8 - COMMON STOCK

Common Stock Issued during the Period to March 31, 2005

During the period ending March 31, 2005 the Company sold 61,000 shares of common stock for $100,650 less offering costs of $5,000.

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

The stock options vest monthly over a sixty-month period. The fair value of the vested options of $71,565 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 209%. The fair value of vested options during the year has been expensed as stock based compensation.

On April 22, 2005, the Board of Directors of the Company approved the granting of an additional 130,000 shares to employees of the Company under the 2004 Stock Option Plan.

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

The stock options vest monthly over a twenty-four month period. As at March 31, 2005, 55% of the options were vested. The fair value of the cumulative vested options of $469,705 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. The fair value of vested options during the year has been expensed as stock based compensation.

Litigation

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,651. The Company has accrued for this liability in its financial statements as at March 31, 2005.

On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $ 61,054 into stock based on the closing price of our common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of our Callable Secured Convertible Notes.

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

NOTE 10 - GAIN ON CANCELLATION/FORGIVENESS OF DEBT

In the period ended March 31, 2005, the Company recorded $151,675 of gain on forgiveness of debt after reaching settlement agreements with certain vendors to cancel old accounts payable for reduced cash payments

The Company is currently investigating the possibility of revising certain pre-merger accounts payable estimated at $270,000.

NOTE 12 - CONVERTIBLE NOTES PAYABLE AND LONG TERM DEBT

In March 2005, the Company paid $50,000 of its unsecured loan from Global Ventures Advisors, a company controlled by a former director of the Company's subsidiary in Pakistan. The loan bears interest at 12% per annum and due on or before June 30, 2006, with an option to convert to common stock in the event of default in repayment by the Company.

On February 25, 2005, the Company completed the first of three rounds of a private placement whereby the Company will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock of the Company and warrants to purchase up to an aggregate of 10,200,000 shares of common stock, of the Company to certain accredited investors. The closing of the first round of the Private Placement resulted in aggregate proceeds to the Company of $1,700,000. Subsequent to March 31, 2005, the Company completed the second round of the private placement resulting in aggregate proceeds amounting to $1,700,000. The third closing of $1,700,000 is contingent upon triggering events set forth in the Securities Purchase Agreement. The Notes have a term of 3 years and bear interest at 10% per annum, which is payable monthly; provided, however, that the interest rate shall reset at 0% for any monthly period in which the Company's stock price is greater than 125% of the "Initial Market Price," which is defined as 100% of the volume weighted average of the Company's common stock for the five days immediately prior to closing, as reported on the Over-the-Counter Bulletin Board. The principal payments begin in May 2005.

The notes are convertible into the Company's common stock at a conversion price equal to $1.27, which is seventy percent (70%) of the initial market price of $1.81 as defined in the agreement using the Weighted Volume Average Price ("WVAP"); provided however, that if an event of default shall have occurred and be continuing, the conversion price shall be equal to the lesser of (i) fifty percent (50%) of the initial market price or (ii) the variable conversion price, defined as the applicable percentage multiplied by the average of the average daily prices for the common stock for the five (5) days prior to the date the conversion notice is sent by the holder of the notes to the Company.

The Company also expensed the related beneficial conversion feature of $402,269 as interest.

The fair value of the beneficial conversion feature for these convertible notes and warrants issued was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187%. The fair value of the beneficial conversion feature of $1,297,731 has been capitalized as a discount on notes payable and is being amortized as interest expense over the three-year term of the notes.

The Warrants are exercisable at any time for a period of five years from the date of issuance. The Series A Warrants have an exercise price of $3.00 per share and the Series B Warrants have an exercise price of $5.00 per share.

As an inducement to participate in the Private Placement, the Company granted the Note Holders a security interest in all of its intellectual property.

The Company incurred a total of $221,707 in legal expenses and commissions to complete the first round of a private placement. These costs are being capitalized and amortized over the three-year term of the note.

The Company also recorded as deferred finance costs the fair value of 107,087 warrants issued as consideration for placement agent services provided by Joseph Stevens & Company Inc. ("JSC") in connection with the Private Placement. The fair value of these warrants was estimated at $176,707 using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187%. The Company also issued an additional 100,000 warrants to JSC, which are restricted for one year.

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

NOTE 14 - SUBSEQUENT EVENTS

On April 22, 2005, the Board of Directors of the Company approved the granting of an additional 130,000 shares to employees of the Company under the 2004 Stock Option Plan.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

However, we lacked the funds necessary to exploit our developed products. As a result, in October 2002, we entered into a license agreement with our then principal stockholder, Global Alpha Corporation ("GAC") pursuant to which GAC was granted an exclusive license to our software and systems commonly referred to as the "IC3D Framework" (the "System"). The System encompassed substantially all of our software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. Under the license agreement, GAC agreed to pay the Company a license fee of 10% of the revenue generated from the sale or use of the System up to $1.0 million, 9% up to $2.0 million, 8% up to $3.0 million and, thereafter, 7% of the revenue generated.

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

The Company has a strong management team with combined experience in sales and marketing, vertical market knowledge, technology development, and hardware integrated circuit design. In addition, we are continuing our efforts to appoint an advisory board with significant expertise in the areas of technology, government, security and financial service to provide the Company with strategic direction for products and services.

There are several factors that management believes will provide new opportunities or present new challenges for us. We believe that regulatory, technological, and cultural changes will create new opportunities. International distribution arrangements are currently in place, while new channels are being developed.

Since March 1, 2004, the Company has undertaken a comprehensive review of all pre-merger operations. This on-going review has included all facets of operations, including the supply chain, product development, previous sales and marketing agreements, internal controls, and reporting systems. Based on this review, we have decided that a thorough reorganization of all of the companies is warranted, including a re-evaluation of the supply chain, method of manufacture, product strategy and other organizational procedures. Although distracting in the short-term, we believe that this review is in the long-term best interests of the Company and our stockholders. As part of the reorganization, we closed our Sunnyvale, California offices on April 15, 2004 in favor of a more cost effective and efficient development environment in the Pacific Northwest.

We  officially   changed  our  name  from  Alpha  Virtual,   Inc.  to  Veridicom
International, Inc. on February 23, 2004.

Following the name change, shares of our common stock are traded under the symbol "VRDI" on the OTC Bulletin Board (the "OTCBB").

CRITICAL ACCOUNTING POLICIES USED IN FINANCIAL STATEMENTS

Basis of presentation

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,329,543 and has a working capital deficit, which raises doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Esstec, Pakistan Ltd., Veridicom, Cavio, and Canada Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Name Change

The legal entity, Alpha Virtual, Inc. ("Alpha"), retained its name until it was changed to Veridicom International, Inc. in February 2004.

Minority Interest

Minority interest reflects the ownership of minority shareholders in the equity of Pakistan Ltd., a consolidated subsidiary less than wholly owned.

Mergers

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

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current year.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. The Company has evaluated its goodwill for impairment pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), and determined that the fair value of the Company's goodwill is $4,728,546.

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of our common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Aggregate potential credit losses have so far not exceeded management's expectations.

Advertising Expenses

We expense advertising costs as incurred. During the period ended March 31, 2005, we did not have significant advertising costs.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, current portion of notes payable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Inventory

Inventory consists primarily of various sensors, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Depreciation expense was $17,267 and $7,625 for the three months ended March 31, 2005 and 2004, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

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

Revenue Recognition

Sales of services are recorded when performed in accordance with contracts. Revenues from software sales are recorded in accordance with SOP 97-2 `Software Revenue Recognition', which requires that revenue recognized from software arrangements be allocated to the various elements of the arrangement based on the relative fair market values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Revenue from product services is recognized at the time service is provided.

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

--------------------------------------------------------------------------------
                                            For the period        For the period
                                               Ending                  Ending
Exchange Rates                              March 31, 2005        March 31, 2004
--------------------------------------------------------------------------------
Rupee Average                                   .01683                .01745
Rupee Period end                                .01684                .01745
Canadian Dollar Average                         .81500                .76260
Canadian Dollar Period end                      .82672                .75884
--------------------------------------------------------------------------------

Software Development Costs

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

Results of Operations - Three Months Ended March 31, 2005 and 2004

The following table sets forth certain statement of operations data for the three months ended March 31, 2005 and 2004:

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                Three months      Three months
                                                    Ended             Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------
Revenues
    Net revenue                                $       80,576    $      238,975
    Cost of goods sold                                 22,694           160,038
                                               --------------    --------------
    Gross profit                                       57,882            78,937

Expenses
    General & administrative expenses                 742,681           781,778
    Research & development                            293,323            45,607
    Depreciation                                       17,267             7,625
                                               --------------    --------------
    (Loss) from operations                           (995,389)         (756,073)

Other income / (expense)
    Other expense                                      (4,637)           (2,434)
    Interest expense                                 (476,321)          (10,697)
    Gain on forgiveness of debt                       151,675                --
                                               --------------    --------------
    (Loss) before minority interest                (1,324,672)         (769,204)

    Minority interest                                  (4,871)            4,320
                                               --------------    --------------
    Net (loss)                                     (1,329,543)         (764,884)

    Other comprehensive  (loss):
    Foreign currency translation                        3,273                --
                                               --------------    --------------
    Total comprehensive  (loss)                $   (1,326,270)   $     (764,884)

    (Loss) per share:
       Basic and fully diluted (loss)
       per common share                        $        (0.09)   $        (0.07)

    Weighted average common shares
       outstanding basic and fully diluted         15,594,363        11,819,186

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Revenue

Net revenue for the three months ended March 31, 2005 of $80,576 decreased by $158,399 compared to net revenue of $238,975 for the same period in 2004. The decrease is due to a specific order of finger print sensor chips for $170,000 in the three months ended March 31, 2004. All other revenues for the comparative periods are in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology.

Cost of Goods Sold

Cost of goods sold is mainly for product components purchased from suppliers and the cost of finished products from existing inventory. These amounted to $22,694 for the three months ended March 31, 2005 compared to $160,038 for the same period in 2004.

Gross Profit

The gross profit for the three months ended March 31, 2005 of $57,882 was 71.8% of net sales compared to gross profit of $78,937 which was 33.0% of net sales for the same period in 2004. The variance in the gross profit margin is due to the change in product sales mix during the comparable periods, including $170,000 of sales in the three months ended March 31, 2004 for fingerprint sensor chips which carry a lower gross profit margin.

General and Administrative Expenses

General and administrative expenses, which include non-cash compensation expenses of, $179,295 amounted to $742,681 for the three months ending March 31, 2005 compared to $781,778 for the same period in 2004, being a net decrease of $39,097. The significant variances are as follows:

      o Salaries increased to $280,000 in the three months ended March 31, 2005 compared to $142,006 for the same period in 2004 as a result of the hiring of new software development, hardware development and administrative staff.

      o Commissions and fees related to new equity and debt financings increased to $16,000 in the three months ended March 31, 2005 compared to $8,802 for the same period in 2004.

      o Stock based compensation amounted to $179,295 for the three months ended March 31, 2005 compared to $35,910 for the same period in 2004. Stock based compensation for the three months ended March 31, 2004 are in respect of one month vested options for the CEO of the Company as part of his employment agreement. Stock based compensation for the three months ended March 31, 2005 are in respect of two months vested options for employees and directors of the Company in accordance with the 2004 Stock Option Plan which was approved in early April 2004 and three months vested options for the CEO of the Company as part of his employment agreement.

      o Insurance amounted to $32,000 for the three months ended March 31, 2005. There were no insurance costs incurred for the same period in 2004.

      o A decrease in consulting expenses from $305,634 for the three months ended March 31, 2004 to $63,000 for the three months ended March 31, 2005. After the merger of Sunnyvale, the Company hired full time employees for services which were previously provided by consultants. This reduced consulting expenses.

      o A decrease in travel expenses from $48,664 for the three months ended March 31, 2004 to $31,861 for the three months ended March 31, 2005. Most of the travels for the current year will be made after the first quarter and it is expected that travel expenses for 2005 fiscal will be higher than those of 2004 as a result of increased marketing and sales activities.

Research and Development

Research and development expenditure for the three months ending March 31, 2005 was $293,323, compared to $45,607 for the same period in 2004. Such expenditures are related to salaries paid to research and development staff and on-going product, hardware and software enhancements.

Interest Expense

Interest expense for the three months ending March 31, 2005 amounting to $476,321 was for amortization of notes discount and accrued interest on notes payable, compared to interest expense of $10,697 for the same period in 2004. The increase in interest expense in the three months ended March 31, 2005 is mainly in respect of the amortization of the notes discount on the convertible notes issued in 2005.

Liquidity and Capital Resources

On February 25, 2005, we completed the first of three rounds of a private placement whereby we will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,200,000 shares of our common stock to certain accredited investors. The first of three equal installments of $1,700,000 was received in March 2005.

Subsequent to March 31, 2005, the Company completed the second round of the private placement resulting in aggregate proceeds amounting to $1,700,000. The third closing of $1,700,000 is contingent upon triggering events set forth in the Securities Purchase Agreement.

We intend to complete the third round of our private placement financing to fund our current and future operations. If successful in completing this financing or if we need to seek additional or alternative sources of finance, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

We anticipate that if we are able to complete the third round of our private placement financing and if we are able to generate funds from operations by fulfillment of orders and product deliveries in the third and fourth quarters of this year, we will have sufficient funds to meet our operating requirements for the remainder of this year.

Off-Balance Sheet Arrangements

None

Dividends and Distributions

We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.

RISK FACTORS

Risks related to our financial results

Our stock price is volatile and could decline in the future.

The price of our common stock has been volatile in the past and will likely continue to fluctuate in the future. The stock market in general and the market for shares of technology stocks in particular has experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the technology and related industries, including us, have experienced dramatic volatility in the market prices of their common stock.

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

We recently completed the second of three rounds of a private placement to raise an aggregate of $5,100,000. The first of three equal installments of $1,700,000 was received in February, 2005, the second was received in May, 2005 and the third closing of $1,700,000 is contingent upon triggering events set forth in the Securities Purchase Agreement. If we cannot complete the third installment of this placement and cannot raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

Performance failure in our products or certain of our services may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of the fingerprint recognition systems makes the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurs in products or services that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

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

We will face risks inherent to new ventures in each new market that we enter, including a lack of acceptance of our business model. We may also incur substantial costs related to entering into new markets, which may not be recoverable if we are unsuccessful in these markets. Failure to recover these costs and expenses may materially adversely impact our cash flow and ability to meet our regular operating expenses, which may, in turn harm our ability to serve our customers and our competitive position to obtain new customers.

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

If we are unable to license our products and services to new customers on a timely basis or if our existing and proposed customers and their end-users suffer delays in the implementation and adoption of its services, our revenue may be limited and business and prospects may be harmed. Our customers must evaluate our technology and integrate our products and services into the products and services they provide. In addition, our customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement some of its products. For these and other reasons, the cycle associated with establishing licenses and implementing our products can be lengthy.

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

Risks relating to our current financing arrangement

There are a large number of shares underlying our callable secured convertible notes, and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of May 19, 2005, we had 15,892,107 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 8,050,513 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 10,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if there is an event of default. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

If there is an event of default, the continuously adjustable conversion price feature of our callable secured convertible notes become applicable, which could have a depressive effect on the price of our common stock.

Upon an event of default the callable secured convertible notes are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If we are required for any reason to repay our outstanding callable secured convertible notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the callable secured convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.

On February 25, 2005, we entered into a Security Purchase Agreement involving the sale of an aggregate of $5,100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 10,200,000 shares of our common stock. The callable secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $1,700,000 callable secured convertible notes outstanding, the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $3,400,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $100,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks related to our recent filing of a registration statement

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. In addition, we completed the first of three rounds of a private placement in February 2005, whereby we granted the investors in the private placement certain registration rights with respect to the shares of common stock underlying their securities. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to effect a change-in-control.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,651. The Company has accrued for this liability in its financial statements.

On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $ 61,054 into stock based on the closing price of our common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of our Callable Secured Convertible Notes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2005, we issued the following equity securities:

-------------------------------------------------------------------------------------------------------------------------------
             Name                    Title of Securities         Date of Sale      Amount of Securities      Consideration
                                                                                           Sold
-------------------------------------------------------------------------------------------------------------------------------
AJW Offshore,                    Callable Secured             February, 2005      Principal of $450,000   $450,000 cash
Ltd.                             Convertible Notes and                            and 900,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
AJW Qualified Partners, LLC      Callable Secured             February, 2005      Principal of $390,000   $390,000 cash
                                 Convertible Notes and                            and 780,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
AJW Partners, LLC                Callable Secured             February, 2005      Principal of $140,000   $140,000 cash
                                 Convertible Notes and                            and 280,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
New Millennium Capital           Callable Secured             February, 2005      Principal of $20,000    $20,000 cash
Partners II, LLC                 Convertible Notes and                            and 40,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Alpha Capital                    Callable Secured             February, 2005      Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Enable Growth Partners,          Callable Secured             February, 2005      Principal of $100,000   $100,000 cash
L.P.                             Convertible Notes and                            and 200,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Whalehaven Capital Fund Limited  Callable Secured             February, 2005      Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Meadowbrook Opportunity Fund     Callable Secured             February, 2005      Principal of $120,000   $120,000 cash
LLC                              Convertible Notes and                            and 240,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
TCMP3 Partners                   Callable Secured             February, 2005      Principal of $80,000    $80,000 cash
                                 Convertible Notes and                            and 160,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Philip Benanti                   Common Stock Purchase        February, 2005      38,829 shares           For services
                                 Warrants                                                                 provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
GunnAllen Financial              Common Stock Purchase        February, 2005      16,567                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Joseph Stevens & Co., Inc.       Common Stock Purchase        February, 2005      77,657                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Michele Markowitz                Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Fabio Migliaccio                 Common Stock Purchase        February, 2005      4,005                   For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Patricia Sorbara                 Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Anthony St. Clair                Common Stock Purchase        February, 2005      38,829                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Anthony Varbero                  Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Sichenzia Ross Friedman          Common Stock                 April, 2005         50,000 shares           For legal services
Ference LLP                                                                                               provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------

All of the above offerings and sales were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed "filed" for purposes of section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, no shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

    VERIDICOM INTERNATIONAL, INC.

    Date: May 19, 2005


                                     /s/ Paul Mann
                                     -------------------------------------------
                                     Paul Mann
                                     President and Chief Executive Officer
                                     (Duly Authorized Officer and
                                     Principal Executive Officer)


                                     /s/ Bashir Jaffer
                                     -------------------------------------------
                                     Bashir Jaffer
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)