Form 10QSB
period 2005-06-30
VERIDICOM INTERNATIONAL INC
filed 2005-08-15
CIK 710217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005

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

             21 Water Street                               V6B 1A1
       Vancouver, British Columbia                      (Postal Code)
(Address of principal executive offices)

                                 (604) 696-0633
              (Registrant's telephone number, including area code)

               3800-999 3rd Avenue, Seattle, Washington 98104-4023 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes |X|  No |_|


There were 15,903,477 shares outstanding of registrant's Common Stock, par value $.001 per share, as of August 9, 2005.

--------------------------------------------------------------------------------
                          VERIDICOM INTERNATIONAL, INC.
                                FORM 10-QSB INDEX
--------------------------------------------------------------------------------
                                                                         PAGE
--------------------------------------------------------------------------------

                         PART I FINANCIAL INFORMATION 3

Item 1   Financial Statements (Unaudited):                                3

a.       Consolidated Balance Sheet as of June 30, 2005                   3

b.       Consolidated Statements of Operations and Other
         Comprehensive Income (Loss) for the three and                    4
         six months ended June 30, 2005 and 2004

c.       Consolidated Statements of Cash Flows for the six                5
         months ended June 30, 2005 and 2004

d.       Notes to Unaudited Consolidated Financial Statements             6


Item 2   Management's Discussion and Analysis of Financial Condition      17
         and Results of Operations

Item 3   Controls and Procedures                                          35

PART II  OTHER INFORMATION                                                36

Item 1   Legal Proceedings                                                36

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      36

Item 3   Defaults Upon Senior Securities                                  39

Item 4   Submission of Matters to a Vote of Security Holders              39

Item 5   Other Information                                                39

Item 6   Exhibits                                                         40

SIGNATURES                                                                40

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEET

                                                                June 30, 2005
                                                                 (Unaudited)
                                                               ---------------
                                     ASSETS

Current assets
    Cash                                                       $       538,044
    Accounts Receivable                                                 34,056
    Accounts receivable, related party                                 119,182
    Inventory                                                          183,958
    Other current assets                                                24,378
                                                               ---------------
        Total current assets                                           899,618

Property & equipment, net                                              194,666
Patents                                                                200,000
Goodwill                                                             4,728,546
Deferred finance costs, net                                            729,039
Other assets                                                             3,304
                                                               ---------------
                                                               $     6,755,173
                                                               ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                           $     1,318,665
    Accrued expenses                                                   476,045
    Due to related party                                               388,984
    Notes payable,                                                     217,674
    Notes payable, current portion of
     convertible notes payable                                         283,728
    Other current liabilities                                           89,704
                                                               ---------------
      Total current liabilities                                      2,774,800

    Notes payable, related party                                       366,214
    Convertible notes payable, net of discount                         532,163
    Other liabilities                                                   91,574


Minority interest                                                       26,804
Stockholders' equity
    Common stock, $.001 par value, 60,000,000
    authorized; 15,892,107 issued and outstanding                       15,891
    Preferred stock, $.001 par value 2,000,000
    authorized; NIL issued and outstanding                                  --
    Additional paid in capital                                      18,059,235
    Accumulated other comprehensive loss                              (118,128)
    Accumulated deficit                                            (14,993,380)
                                                               ---------------
      Stockholders' equity                                           2,963,618
                                                               ---------------
                                                               $     6,755,173
                                                               ===============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                  (Unaudited)

                                            Three months       Three months       Six months         Six months
                                               Ended               Ended              Ended              Ended
                                           June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004
                                          ---------------    ---------------    ---------------    ---------------
Revenues
    Net revenue                           $       128,231    $        69,516    $       208,807    $       308,491
    Cost of goods sold                             93,328             27,856            145,513            187,894
                                          ---------------    ---------------    ---------------    ---------------
    Gross profit                                   34,903             41,660             63,294            120,597

Expenses
    General & administrative expense            1,065,197            977,077          1,807,878          1,758,854
    Research & development expense                293,062             87,481            556,894            133,088
    Depreciation expense                           17,689             13,090             34,956             20,715
    Relocation charges                                 --             31,575                                31,575
                                          ---------------    ---------------    ---------------    ---------------
Loss from operations                           (1,341,045)        (1,067,563)        (2,336,434)        (1,823,635)

Other (income) expense:
    Other (income) loss                          (108,313)            (3,180)          (103,676)              (745)
    Interest expense                              590,686             21,631          1,067,007             32,328
    Gain on forgiveness of debt                    36,372                 --           (115,303)                --
                                          ---------------    ---------------    ---------------    ---------------
Loss before minority interest                  (1,859,790)        (1,086,014)        (3,184,462)        (1,855,218)

Minority interest                                   3,235             (4,766)             8,106             (9,086)
                                          ---------------    ---------------    ---------------    ---------------
Net loss                                       (1,863,025)        (1,081,248)        (3,192,568)        (1,846,132)

Other comprehensive loss:
Foreign currency translation                      (23,294)              (534)           (25,567)              (692)
                                          ---------------    ---------------    ---------------    ---------------
    Total comprehensive loss:             $    (1,839,731)   $    (1,080,714)   $    (3,166,001)   $    (1,845,440)

Loss per share:
   Basic and fully diluted loss
   per common share                       $         (0.12)   $         (0.07)   $         (0.23)   $         (0.14)

    Weighted average common shares
    outstanding basic and fully diluted        15,642,166         14,998,766         13,909,395         13,585,918

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Six months        Six months
                                                                         Ended              Ended
                                                                     June 30, 2005      June 30, 2004
                                                                    ---------------    ---------------
Cash flows from operating activities
Net loss from operations                                            $    (3,192,568)   $    (1,846,132)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Amortization of property and equipment                                   34,956             20,715
    Amortization of deferred financing costs                                 66,320                 --
    Stock based compensation                                                394,373            143,640
    Common shares issued for services                                       140,000
    Gain on Forgiveness of Debt                                            (115,303)                --
    Accretion of interest expense on convertible debt                       222,283                 --
    Interest expense on beneficial conversion features                      696,637                 --
    Minority interest                                                         8,106             (9,086)

Change in operating assets and liabilities
    (Increase) decrease in accounts receivable                              (18,265)             5,974
    (Increase) decrease in related party receivables                        (86,388)            23,425
    (Increase) decrease in inventory                                       (111,165)             7,642
    (Increase) decrease in other assets                                       2,223            (29,995)
    (Decrease) increase in accounts payable                                (374,860)           287,248
    (Decrease) in accrued expenses                                         (309,845)          (143,513)
    (Decrease) increase in due to related parties                          (221,019)            13,958
    Increase in other current liabilities                                   143,479                 --
                                                                    ---------------    ---------------
Net cash used in operating activities                                    (2,721,036)        (1,526,124)
                                                                    ---------------    ---------------

Cash flows from investing activities
    Cash acquired through merger and acquisition                                 --            164,791
    Purchase of property and equipment                                      (22,925)           (27,313)
                                                                    ---------------    ---------------
Net cash provided by (used in) investing activities                         (22,925)           137,478
                                                                    ---------------    ---------------

Cash flows from financing activities
    Proceeds from notes payable                                           3,400,000                 --
    Payment on notes payable                                               (356,372)          (100,000)
    Deferred finance costs                                                 (357,706)                --
    Collection of subscriptions receivable                                  420,000            129,821
    Payment of offering costs/commission                                     (5,000)          (301,228)
    Proceeds from sale of common stock and warrants                         100,650          1,575,209
                                                                    ---------------    ---------------
Net cash provided by financing activities                                 3,201,572          1,303,802
                                                                    ---------------    ---------------
Effect of exchange rate changes on cash                                      26,567                692
                                                                    ---------------    ---------------
Net increase (decrease) in cash                                             484,178            (84,152)
Cash, beginning of period                                                    53,866            126,367
                                                                    ---------------    ---------------
Cash, end of period                                                 $       538,044    $        42,215
                                                                    ===============    ===============
Supplemental disclosures of cash flow information
    Interest paid                                                            73,385             15,124
    Income taxes paid                                                            --                 --

Non cash financing activities
    Deferred financing costs from issuance of notes payable                 437,647                 --
    Common shares issued for services                                       140,000                 --

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS


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

The legal entity, Alpha Virtual, Inc. ("Alpha"), retained its name until it was changed to Veridicom International, Inc. in February 2004. On January 21, 2004 Veridicom International (Canada) Inc. ("Canada") was formed to be the Canadian operating company for the public company. In May 2005, the name of the subsidiary company in Pakistan was changed to Veridicom Pakistan (Pvt.) Limited.

The Company has five subsidiaries: Esstec, Veridicom Pakistan (Private) Limited ("Pakistan Ltd."), Veridicom Inc., Cavio Corporation ("Cavio"), and Veridicom International (Canada) Inc. ("Canada Inc.").

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,192,568 and has a working capital deficit of $1,875,182 as of June 30, 2005, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The historical results for the three and six months ended June 30, 2005 and 2004 include the Company and all its subsidiaries. The historical results for the three and six months ended June 30, 2004 include Cavio Corporation ("Cavio") from the merger date of February 20, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries Esstec, Pakistan Ltd., Veridicom Inc., Cavio, and Canada Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest reflects the ownership of minority shareholders in the equity of Pakistan Ltd., a consolidated subsidiary less than wholly owned.

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

Inventory

Inventory consists primarily of various sensors, including VKIs, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Depreciation expense was $34,956 and $20,715 for the six months ended June 30, 2005 and 2004, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

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

Advertising Expenses

We expense advertising costs as incurred. During the six month periods ended June 30, 2005 and 2004, the Company incurred $45,000 and $7,731 for marketing and advertising costs, respectively.

Long Lived assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Transactions/Balances

The Company translates the financial statements of foreign subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

Veridicom Pakistan Ltd. considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada Inc. consider the Canadian Dollar to be the functional currency of their operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

................................... ..................... .....................
                                      For the period        For the period
                                          Ending                Ending
Exchange Rates                        June 30, 2005         June 30, 2004
................................... ..................... .....................
Rupee Average                             .01680                .01736
Rupee Period end                          .01680                .01722
Canadian Dollar Average                   .80632                .73556
Canadian Dollar Period end                .81593                .74973
................................... ..................... .....................

Patents

At the acquisition of Veridicom Inc., we evaluated the unused patents and determined the costs to secure the patents outweighed their intended use and were unable to find a party interested in purchasing the patents. The patents were originally recorded at cost and were being amortized on a straight-line basis over 15 years. The Company has valued the patents at $200,000.

Goodwill

Goodwill represents the excess of the purchase price of acquired assets over the fair values of the identifiable assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel. Goodwill is tested for impairment using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is charged to operations.

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

Stock Based Compensation

Stock options granted to employees and non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

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

The stock options vest monthly over a thirty-six-month period. The fair value of the vested options of $178,913 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 209%. The fair value of vested options during the year has been expensed as stock based compensation.

On April 22, 2005, the Board of Directors of the Company approved the granting of an additional 130,000 shares to employees of the Company under the 2004 Stock Option Plan.

The Company recognized $394,373 as stock based compensation to employees and directors of the Company for the six months ended June 30, 2005.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The Company has a net operating loss carry forward of approximately $4,000,000 expiring beginning in 2020.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation. Cost of goods sold for the six months ended June 30, 2005 includes $29,491 which has been reclassified from research and development expenses incurred in the three months ended March 31, 2005.


NOTE 3 - BUSINESS ACQUISITION

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

          Cash                                                $164,791
          Receivables                                           14,043
          Stock subscription receivable                        129,821
          Prepaid expenses                                       4,874
          Fixed assets, net                                    109,473
                                                              --------
                                                               423,002
                                                              --------

          Less liabilities assumed

          Accounts payable and accrued expenses              (694,009)
          Loans payable                                       (28,693)
                                                          -----------
                                                             (722,702)
                                                          -----------
          Net liabilities                                 $  (299,700)
                                                          ===========
          Net liabilities  assumed                        $   299,700
          Stock issued for acquisition                        299,700
          Common stock issued into escrow                   3,192,619
                                                          -----------
          Goodwill                                        $ 3,792,019
                                                          ===========

      The following unaudited proforma condensed consolidating statement of operations for the year ended December 31, 2004 gives effect to the above transaction as if it had occurred on January 1, 2004.


                      Veridicom International         Cavio Corporation
                        Inc.  Consolidated            for the period
                        for the year ended         from November 01, 2003            Proforma                  Proforma
                         December 31, 2004           to February 19, 2004          Adjustments                Consolidated
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


NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                                   June 30,
                                                                     2005
                                                                   --------
Tooling equipment                                                  $161,595
Furniture & fixture                                                  33,932
Office equipment                                                     31,891
Computer hardware                                                   281,769
Computer software                                                   159,922
Vehicles                                                             27,422
                                                                   --------
                                                                    696,531
Less accumulated depreciation and amortization                      501,865
                                                                   --------
                                                                   $194,666
                                                                   ========

NOTE 6 - NOTES PAYABLE,  RELATED PARTIES

During the six months ended June 30, 2005, the Company reached a full settlement with a lender in respect of a short term loan of $100,000 and the interest due theron. Under the settlement terms, the total interest payable was limited to a maximum of $20,000. The Company paid, in full, the principal of $100,000 and all the accrued interest owed to the lender of $10,000. The Company also issued 25,000 shares of the Company's common stock to this lender as a loan fee valued at $106,250. A director of the Company is an associate of the lender's parent company.

In March 2005, the Company paid $50,000 of its unsecured loan of $416,214 from Global Ventures Advisors, a company controlled by a former director of the Company's subsidiary in Pakistan. The loan bears interest at 12% per annum and due on or before June 30, 2007, with an option to convert to common stock in the event of default in repayment by the Company. The outstanding loan balance of $366,214 is shown as notes payable from related party.

NOTE 7 - COMMON STOCK

Common Stock Issued during the Period to June 30, 2005

During the six month period ended June 30, 2005 the Company issued a total of 111,000 shares of common stock. A total of 61,000 shares were issued for $100,650 less offering costs of $5,000 and 50,000 shares with a fair value of $140,000 were issued for payment of legal services rendered.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The stock options vest monthly over a twenty-four month period. The fair value of the current year vested options of $215,460 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. The fair value of vested options during the year has been expensed as stock based compensation.

Litigation

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,651. The Company has accrued for this liability in its financial statements as at June 30, 2005.

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

NOTE 9 - GAIN ON CANCELLATION/FORGIVENESS OF DEBT

In the six month period ended June 30, 2005, the Company recorded $115,303 of gain on forgiveness of debt after reaching settlement agreements with certain vendors to cancel old accounts payable for reduced cash payment, and cancellation of accounts payable for which no collection effort was made by vendors over the last four years.

The Company is currently investigating the possibility of revising certain pre-merger accounts payable estimated at $270,000.

NOTE 10 - LONG TERM DEBT

On February 25, 2005, the Company completed the first of three rounds of a private placement whereby the Company will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock of the Company and warrants to purchase up to an aggregate of 10,200,000 shares of common stock, of the Company to certain accredited investors. The closing of the first round of the Private Placement resulted in aggregate proceeds to the Company of $1,700,000. During the second quarter, the Company completed the second round of the private placement resulting in aggregate proceeds amounting to $1,700,000. The third closing of $1,700,000 is contingent upon triggering events set forth in the Securities Purchase Agreement. The Notes have a term of 36 months and bear interest at 10% per annum, which is payable monthly; provided, however, that the interest rate shall reset at 0% for any monthly period in which the Company's stock price is greater than 125% of the "Initial Market Price," which is defined as 100% of the volume weighted average of the Company's common stock for the five days immediately prior to closing, as reported on the Over-the-Counter Bulletin Board.

The Warrants are exercisable at any time for a period of five years from the date of issuance. The Series A Warrants have an exercise price of $3.00 per share and the Series B Warrants have an exercise price of $5.00 per share.

As an inducement to participate in the Private Placement, the Company granted the Note Holders a security interest in all of its intellectual property.

As consideration for placement agent services provided by Joseph Stevens & Company Inc. ("JSC") in connection with the Private Placement, the Company is obligated to issue JSC warrants to purchase up to 107,087 shares of its common stock at an exercise price of $1.27 per share and cash commissions in the amount of $136,000 for each round of the private placement. Also, the Company was obligated and has issued one time warrants to purchase up to 100,000 shares of its common stock at an exercise price of $3.50 per share.

Discount on Convertible Notes

On February 25, 2005, the Company completed the first of three rounds of a private placement whereby the Company will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock of the Company and warrants to purchase up to an aggregate of 10,200,000 shares of common stock, of the Company to certain accredited investors.

On April 29, 2005, the Company completed the second round of the private placement.

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

The fair value of the beneficial conversion feature for these convertible notes and warrants issued was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187% and 185% for the first and second rounds of the private placement respectively. The fair value of the beneficial conversion feature of $2,594,526 has been capitalized as discount on notes and is being amortized over the three-year term of the notes.

The monthly amortization of $75,093 is being recorded as interest expense over the three-year term of the notes.

The Company also recorded a one time interest expense related to the beneficial conversion feature of $696,637.

The Company incurred a total of $357,701 in legal expenses and commissions to complete the first and second rounds of a private placement. These costs are being capitalized and amortized over the three-year term of the note.

The Company also recorded as deferred finance costs the fair value of 214,174 warrants issued as consideration for the two completed rounds of the private placement. The fair value of these warrants was estimated at $437,652 using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187% and 185% for the first and second rounds of the private placement respectively.

The fair values of the deferred finance costs have been capitalized and are being amortized over the three-year term of the notes.


NOTE 11 - OFFICE CLOSING

On April 15, 2004 the Company permanently closed the offices of Veridicom, Inc. in Sunnyvale, California and has integrated and consolidated its software and hardware product divisions at its offices in Vancouver, British Columbia, Canada. The direct costs incurred by the company during 2004, with respect to the closure and relocation of the Sunnyvale operations, amounted to $31,575.

NOTE 12 - SUBSEQUENT EVENTS

In June 2005, the Company elected to convert $14,438 of interest owed to Note Holders of the private placement into the Company's common stock. As a result, 11,370 shares were issued in July 2005.


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

Description of the Company Post-Merger

Following the merger with Cavio, we appointed the following officers, key employees and advisors:

    Paul Mann, President, Chief Executive Officer and Director
    Bashir Jaffer, Chief Financial Officer
    Terry Laferte, VP, Technical Operations (resigned in June 2005) Cameron Adams, VP, Strategic Development and Sales
    Hamid Baradaran, VP, Hardware Development and Manufacturing

We also realigned our business strategy to leverage the core operations of each of our subsidiaries. The Company has five operational subsidiaries: Esstec, Veridicom Pakistan (Private) Limited ("Pakistan Ltd."), Veridicom Inc., Cavio, and Veridicom International (Canada) Inc. ("Canada Inc.").

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

Since March 1, 2004, the Company has undertaken a comprehensive review of all pre-merger operations. This on-going review has included all facets of operations, including the supply chain, product development, previous sales and marketing agreements, internal controls, and reporting systems. As part of the reorganization, we closed our Sunnyvale, California offices on April 15, 2004 in favor of a more cost effective and efficient development environment in the Pacific Northwest. Since 2004, Veridicom International has prioritized the process of streamlining its manufacturing operations. In addition, we have re-aligned our product line in anticipation of customer requirements for stronger security solutions and secure devices. As such, we have worked with our suppliers to identify opportunities for efficiencies, reduced costs, improved quality and improved capacity.

We expect to begin manufacturing a new revision of our FPS200 fingerprint sensor which includes a number of enhancements to the previous version.

We have several patents and pending patent applications for its technology, an important factor in today's competitive landscape. We expect to receive a decision to grant for our previously announced European Patent for the use of biometric technology in conjunction with encryption and the use of public and private keys. We believe that this is a significant patent for the company, as it covers a range of devices utilizing encryption technology and biometrics. The VKI-V is an example of this patent and technology used in a device.

We do not announce all sales orders received either due to confidentiality provisions or because sales are conducted indirectly through a growing base of channel partners. We currently have outstanding sales orders of approximately $8 million

We  officially   changed  our  name  from  Alpha  Virtual,   Inc.  to  Veridicom
International, Inc. on February 23, 2004.

Following the name change, shares of our common stock are traded under the symbol "VRDI" on the OTC Bulletin Board (the "OTCBB").

Recent Events

On April 25, 2005 we announced the launch of VKI-V, an identity device for personal authentication and secure transactions for enterprise and consumers.

On May 2, 2005, we announced the selection of an Atmel Corporation processor for inclusion in our portable biometric identity product line.

On May 9, 2005, we announced the receipt of an initial sales order from Fook Vo Holdings Ltd. of Macau.

On June 2, 2005 we announced the presenting of the Company's roadmap for strong authentication, data security and identity management to a select group of government and business leaders at the Beijing International Convention Center.

On June 27, 2005 we announced a strategic marketing and development agreement with Levington Manufacturing Corporation , a major provider of home automation equipment.

On July 25, 2005 we issued a performance update to our shareholders

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

The historical results for the three and six months ended June 30, 2005 and 2004 include the Company and all its subsidiaries. The historical results for the three and six months ended June 30, 2004 include Cavio Corporation ("Cavio") from the merger date of February 20, 2004.

Critical Accounting Policies

The Company's critical accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. The Company's critical accounting policies are described below:

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

Long Lived assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Goodwill

Goodwill represents the excess of the purchase price of acquired assets over the fair values of the identifiable assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel. Goodwill is tested for impairment using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is charged to operations.

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

Stock Based Compensation

Stock options granted to employees and non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation. Cost of goods sold for the six months ended June 30, 2005 includes $29,491 which has been reclassified from research and development expenses incurred in the three months ended March 31, 2005

Results of Operations - Six and Three Months Ended June 30, 2005 and 2004

Net Revenue

Net revenue for the six months ended June 30, 2005 of $208,807 decreased by $99,684 compared to net revenue of $308,491 for the same period in 2004. The decrease is due to a specific order of finger print sensor chips for $170,000 in the six months ended June 30, 2004. All other revenues for the comparative periods are in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology.

Cost of Goods Sold

Cost of goods sold is mainly for product components purchased from suppliers and the cost of finished products from existing inventory. These amounted to $145,513 for the six months ended June 30, 2005 compared to $187,894 for the same period in 2004.

Gross Profit

The gross profit for the six months ended June 30, 2005 of $63,294 was 30.3% of net sales compared to gross profit of $120,597 which was 39.1% of net sales for the same period in 2004. The variance in the gross profit margin is due to the change in product sales mix during the comparable periods.

General and Administrative Expenses

General  and  administrative   expenses,  which  include  non-cash  compensation
expenses of, $394,373 amounted to $1,807,878 for the six months ending June, 2005 compared to $1,758,854 for the same period in 2004. The net increase of $49,024 is mainly in respect of:

      o Commissions and fees which decreased to $23,000 in the six months ended June 30, 2005 compared to $127,000 for the same period in 2004. This decrease is because the Company paid commissions for equity investments in 2004.

      o A decrease in consulting expenses from $405,000 for the six months ended June 30, 2004 to $257,000 for the six months ended June 30, 2005. After the merger of Sunnyvale, the Company hired full time employees for services which were previously provided by consultants. This reduced consulting expenses.

      o A decrease in travel expenses from $143,000 for the six months ended June 30, 2004 to $86,000 for the six months ended June 30, 2005. It is expected that travel expenses for 2005 fiscal will be higher than those of 2004 as a result of increased marketing and sales activities.

      o Stock based compensation, which increased to $394,373 in the six months ended June 30, 2005 compared to $143,640 for the same period in 2004 as a result of new stock based compensation vested for employees and directors of the Company in accordance with the options granted in February 2005, under the 2004 Stock Option Plan.

      o Marketing and advertising expenses increased from $7,800 for the six months ended June 30, 2004 to $45,000 for the six months ended June 30, 2005. This is due to costs incurred for attendance of trade shows in 2005.

      o Office administration expenses also increased by $49,000 in the six months ended June 30, 2005 compared to the same period in 2005. This is due to normal increase in operational activities.

      o     Other   expenses   such  as  licenses  and   permits,   parking  and
            miscellaneous expenses increased by $25,000 in the six months ended June 30, 2005 compared to the same period in 2004.

Research and Development

Research and development expenditure for the six months ending June 30, 2005 was $556,894, compared to $133,088 for the same period in 2004. Such expenditures are related to salaries paid to research and development staff and on-going product, hardware and software enhancements.

Interest Expense

Interest expense for the six months ending June 30, 2005 amounting to $1,067,007 was for amortization of notes discount and accrued interest on notes payable, compared to interest expense of $32,328 for the same period in 2004. The significant increase in interest expense in the six months ended June 30, 2005 is mainly due to interest expense of beneficial conversion feature and amortization of deferred finance charges resulting from the convertible notes issued in 2005.

Liquidity and Capital Resources

On February 25, 2005, we completed the first of three rounds of a private placement whereby we will issue up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,200,000 shares of our common stock to certain accredited investors. The first of three equal installments of $1,700,000 was received in March, 2005.

Subsequently in April, 2005, the Company completed the second round of the private placement resulting in aggregate proceeds amounting to $1,700,000. The third closing of $1,700,000 is contingent upon triggering events set forth in the Securities Purchase Agreement.

We intend to complete the third round of our private placement financing to fund our current and future operations. If we are not successful in completing this financing or if we need to seek additional or alternative sources of finance, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

We anticipate that if we are able to complete the third round of our private placement financing and if we are able to generate funds from operations by fulfillment of orders and product deliveries in the third and fourth quarters of this year, we expect to have sufficient funds to meet our operating requirements for the remainder of this year.

In addition, if the holders of the private placement financing notes exercise their option to convert these into common stock of our company, we would not then be required to repay the principal and interest on these notes which would therefore enhance our cash flow by approximately $600,000 per quarter and also increase our net equity by approximately $3.5 million. However, the noteholders are not under any obligation to convert the notes into our common stock.


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

Our prior auditors have indicated substantial doubt concerning our ability to continue operations as a going concern.

Our prior auditors have substantial doubt concerning our ability to continue as a going concern as of the most recent audited financial statements. We cannot assure you that our ability to obtain additional customers or financing sources will be impaired as a result of this qualification. Additionally, we cannot assure you that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins and therefore remain a going concern.

We will be required to raise additional capital to fund our operations.

We just completed the second of three rounds of a private placement to raise an aggregate of $5,100,000. The first of three equal installments of $1,700,000 was received in February, 2005, the second was received in May, 2005 and the third closing of $1,700,000 is contingent upon triggering events set forth in the Securities Purchase Agreement. If we cannot complete the third installment of this placement and cannot raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

As of August 9, 2005, we had 15,903,477 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 8,050,513 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 10,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if there is an event of default. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

On February 25, 2005, we entered into a Security Purchase Agreement involving the sale of an aggregate of $5,100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 10,200,000 shares of our common stock. The callable secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $3,400,000 callable secured convertible notes outstanding, the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $1,700,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $100,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks related to our common stock

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,651. The Company has accrued for this liability in its financial statements as at June 30, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2005, we issued the following equity securities:

-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
             Name                    Title of Securities         Date of Sale      Amount of Securities      Consideration
                                                                                           Sold
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
AJW Offshore,                    Callable Secured             February, 2005      Principal of $450,000   $450,000 cash
Ltd.                             Convertible Notes and                            and 900,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
AJW Qualified Partners, LLC      Callable Secured             February, 2005      Principal of $390,000   $390,000 cash
                                 Convertible Notes and                            and 780,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
AJW Partners, LLC                Callable Secured             February, 2005      Principal of $140,000   $140,000 cash
                                 Convertible Notes and                            and 280,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
New Millennium Capital           Callable Secured             February, 2005      Principal of $20,000    $20,000 cash
Partners II, LLC                 Convertible Notes and                            and 40,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------


-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Alpha Capital                    Callable Secured             February, 2005      Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Enable Growth Partners,          Callable Secured             February, 2005      Principal of $100,000   $100,000 cash
L.P.                             Convertible Notes and                            and 200,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Whalehaven Capital Fund Limited  Callable Secured             February, 2005      Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Meadowbrook Opportunity Fund     Callable Secured             February, 2005      Principal of $120,000   $120,000 cash
LLC                              Convertible Notes and                            and 240,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
TCMP3 Partners                   Callable Secured             February, 2005      Principal of $80,000    $80,000 cash
                                 Convertible Notes and                            and 160,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Philip Benanti                   Common Stock Purchase        February, 2005      38,829 shares           For services
                                 Warrants                                                                 provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
GunnAllen Financial              Common Stock Purchase        February, 2005      16,567                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Joseph Stevens & Co., Inc.       Common Stock Purchase        February, 2005      77,657                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Michele Markowitz                Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Fabio Migliaccio                 Common Stock Purchase        February, 2005      4,005                   For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Patricia Sorbara                 Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Anthony St. Clair                Common Stock Purchase        February, 2005      38,829                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Anthony Varbero                  Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Sichenzia Ross Friedman          Common Stock                 April, 2005         50,000 shares           For legal services
Ference LLP                                                                                               provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------

-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
AJW Offshore,                    Callable Secured             April, 2005         Principal of $450,000   $450,000 cash
Ltd.                             Convertible Notes and                            and 900,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
AJW Qualified Partners, LLC      Callable Secured             April, 2005         Principal of $390,000   $390,000 cash
                                 Convertible Notes and                            and 780,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
AJW Partners, LLC                Callable Secured             April, 2005         Principal of $140,000   $140,000 cash
                                 Convertible Notes and                            and 280,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
New Millennium Capital           Callable Secured             April, 2005         Principal of $20,000    $20,000 cash
Partners II, LLC                 Convertible Notes and                            and 40,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Alpha Capital                    Callable Secured             April, 2005         Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Enable Growth Partners,          Callable Secured             April, 2005         Principal of $100,000   $100,000 cash
L.P.                             Convertible Notes and                            and 200,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Whalehaven Capital Fund Limited  Callable Secured             April, 2005         Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Meadowbrook Opportunity Fund     Callable Secured             April, 2005         Principal of $120,000   $120,000 cash
LLC                              Convertible Notes and                            and 240,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
TCMP3 Partners                   Callable Secured             April, 2005         Principal of $80,000    $80,000 cash
                                 Convertible Notes and                            and 160,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Philip Benanti                   Common Stock Purchase        April, 2005         38,829 shares           For services
                                 Warrants                                                                 provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
GunnAllen Financial              Common Stock Purchase        April, 2005         16,567                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Joseph Stevens & Co., Inc.       Common Stock Purchase        April, 2005         77,657                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Michele Markowitz                Common Stock Purchase        April, 2005         10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Fabio Migliaccio                 Common Stock Purchase        April, 2005         4,005                   For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Patricia Sorbara                 Common Stock Purchase        April, 2005         10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Anthony St. Clair                Common Stock Purchase        April, 2005         38,829                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------
Anthony Varbero                  Common Stock Purchase        April, 2005         10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------- ---------------------------- ------------------- ----------------------- ---------------------

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2005, the Company held its annual meeting of shareholders in Las Vegas, Nevada. The Company's shareholders voted on the following two items:

      o The Company's shareholders elected Paul Mann, Saif Mansour, Bill Cheung, Jeremy Coles and Shannon McCallum as directors to hold office until their successors are elected and qualified.

      o The Company's shareholders did not ratify the Board of Directors' selection of AJ Robbins, PC as Veridicom's independent public accountants.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
----------------

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

         VERIDICOM INTERNATIONAL, INC.

         Date: August 12, 2005

                               /s/ Paul Mann
                               -------------------------------------------------
                               Paul Mann
                               President and Chief Executive Officer
                               (Duly Authorized Officer and
                               Principal Executive Officer)


                               /s/ Bashir Jaffer
                               -------------------------------------------------
                               Bashir Jaffer
                               Chief Financial Officer
                               (Duly Authorized Officer and
                               Principal Financial and Accounting Officer)