Form 10QSB/A
period 2005-03-31
VERIDICOM INTERNATIONAL INC
filed 2005-09-07
CIK 710217

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Amendment
                                       To
                                   FORM 10-QSB


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
--------------------------------------------------------------------------------

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                             March 31          December 31
                                                               2005                2004
                                                           ------------        ------------
                                                            [UNAUDITED]
Current assets
    Cash                                                   $    403,948        $     53,866
    Accounts receivable                                          15,428              15,791
    Receivable, related party                                   115,262              32,794
    Subscriptions receivable                                         --             420,000
    Inventory                                                    70,660              72,793
    Other current assets                                         21,600              26,603
                                                           ------------        ------------
         Total current assets                                   626,898             621,847

Furniture & equipment, net                                      192,723             206,697
Patents                                                         200,000             200,000
Goodwill                                                      4,728,546           4,728,546
Deferred financing costs, net                                   387,347                  --
Other assets                                                      3,305               3,302
                                                           ------------        ------------
                                                           $  6,138,819        $  5,760,392
                                                           ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                       $  1,206,026        $  1,808,828
    Accrued expenses                                            771,262             785,889
    Due to related party                                        576,181             610,003
    Notes payable related party, current portion                     --             166,467
    Notes payable, current portion                         $    229,549             254,549
    Other current liabilities                                    40,374              37,799
                                                           ------------        ------------
         Total current liabilities                            2,823,392           3,663,535

    Long term debt                                              366,214             416,214
    Convertible notes payable, net of discount                  438,317                  --
                                                           ------------        ------------
                                                              3,627,923           4,079,749

Minority interest                                                23,569              18,698
Stockholders' equity
    Common stock, $.001 par value, 60,000,000
    authorized; 15,842,107 and 15,781,107 issued
    and outstanding                                              15,842              15,781
    Additional paid in capital                               15,743,263          13,591,671
    Accumulated other comprehensive (loss)                     (141,422)           (144,695)
    Accumulated (deficit)                                   (13,130,356)        (11,800,812)
                                                           ------------        ------------
    Stockholders' equity                                      2,487,327           1,661,945
                                                           ------------        ------------
                                                           $  6,138,819        $  5,760,392
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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

    VERIDICOM INTERNATIONAL, INC.

    Date: September 6, 2005


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