Form 10QSB
period 2005-09-30
VERIDICOM INTERNATIONAL INC
filed 2005-11-14
CIK 710217

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


                For the quarterly period ended September 30, 2005

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

           Yes X                                          No


There were 15,903,477 shares outstanding of registrant's Common Stock, par value $.001 per share, as of November 7, 2005.

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                         VERIDICOM INTERNATIONAL, INC.
                                               FORM 10-QSB INDEX
------------------------------------------------------------------------------------------------------------

                                                                                                     PAGE
------------------------------------------------------------------------------------------------------------
PART I        FINANCIAL INFORMATION                                                                3

Item 1        Financial Statements (Unaudited):                                                    3

a.            Consolidated Balance Sheet as of September 30, 2005                                  3

b.            Consolidated Statements of Operations and Other Comprehensive Income (Loss)          4
              for the three and nine months ended September 30, 2005 and 2004

c.            Consolidated Statements of Cash Flows for the nine                                   5
              months ended September 30, 2005 and 2004

d.            Notes to Unaudited Consolidated Financial Statements                                 6

Item 2        Management's Discussion and Analysis of Financial Condition                          18
              and Results of Operations

Item 3        Controls and Procedures                                                              37

PART II       OTHER INFORMATION                                                                    38

Item 1        Legal Proceedings                                                                    38

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds                          38

Item 3        Defaults Upon Senior Securities                                                      42

Item 4        Submission of Matters to a Vote of Security Holders                                  43

Item 5        Other Information                                                                    43

Item 6        Exhibits                                                                             43

SIGNATURES                                                                                         44
------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                  September 30
                                                                      2005
                                                                  ------------
                                                                  (UNAUDITED)
Current assets
   Cash                                                           $    571,025
   Accounts receivable                                                  74,216
   Accounts receivable, related party                                  159,684
   Inventory                                                           359,651
   Due from convertible notes holders                                  280,000
   Other current assets                                                 36,466
                                                                  ------------
      Total current assets                                           1,481,042

Property and equipment                                                 188,134
Patents                                                                200,000
Goodwill                                                             4,728,546
Deferred finance costs, net                                            894,076
Other assets                                                             3,306
                                                                  ------------
Total assets                                                      $  7,495,104
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                               $  1,183,417
   Accrued expenses                                                    579,794
   Due to related party                                                402,928
   Notes payable                                                        80,050
   Notes payable, related party                                         53,000
   Convertible notes payable, current portion                          637,074
   Other current liabilities                                            52,304
                                                                  ------------
      Total current liabilities                                      2,988,567

Notes payable related party, net of current                            366,214
Convertible notes payable, net of discount                             849,337
Other liabilities                                                       90,326
                                                                  ------------
Total liabilities                                                    4,294,444

Non-controlling interest                                                14,136
Stockholders' equity
   Common stock, $.001 par value, 60,000,000
   authorized; 15,903,477 issued and outstanding                        15,903
   Preferred stock, $.001 par value 2,000,000
   authorized; NIL issued and outstanding                                   --
   Additional paid in capital                                       20,053,846
   Other comprehensive loss                                           (246,983)
   Deficit                                                         (16,636,242)
                                                                  ------------
      Stockholders' equity                                           3,186,524
                                                                  ------------
Total liabilities and stockholders' equity                        $  7,495,104
                                                                  ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS [UNAUDITED]

                                              Three months         Three months         Nine months          Nine months
                                                  Ended                Ended                Ended                Ended
                                              September 30,        September 30,        September 30,        September 30,
                                                  2005                 2004                 2005                 2004
                                              ------------         ------------         ------------         ------------
Revenues
   Revenue                                    $    130,879         $     86,944         $    339,686         $    395,436
   Cost of goods sold                               27,215               19,472              172,728              207,367
                                              ------------         ------------         ------------         ------------
   Gross profit                                    103,664               67,472              166,958              188,069
Expenses
   General and administrative                      789,673              901,142            2,597,551            2,658,774
   Research and development                        387,349              163,836              944,243              298,146
   Depreciation                                     21,087               12,099               56,043               32,814
                                              ------------         ------------         ------------         ------------
Loss from operations                            (1,094,445)          (1,009,605)          (3,430,879)          (2,801,665)
Other income (expense):
   Other income (loss)                             157,880                  (21)             261,556                  725
   Interest expense                             (1,000,454)             (28,603)          (2,067,461)             (60,931)
   Gain on forgiveness of debt                     281,489                   --              396,792                   --
   Relocation charges                                   --                   --                   --              (31,575)
                                              ------------         ------------         ------------         ------------
Loss before non-controlling interest            (1,655,530)          (1,038,229)          (4,839,992)          (2,893,446)
Non-controlling interest                            12,668              (32,413)               4,562              (23,327)
                                              ------------         ------------         ------------         ------------
Net loss                                        (1,642,862)          (1,070,642)          (4,835,430)          (2,916,773)
Other comprehensive loss:
   Foreign currency translation                   (128,855)              74,617             (102,288)             (73,925)
                                              ------------         ------------         ------------         ------------
Comprehensive loss                            $ (1,771,717)        $ (1,145,259)        $ (4,937,718)        $ (2,990,698)
Loss per share:
   Basic and fully diluted loss
   Per common share                           $      (0.10)        $      (0.07)        $      (0.34)        $      (0.21)
   Weighted average common shares
   Outstanding basic and fully diluted          15,654,000           14,999,000           14,250,000           14,045,000


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                                  Nine months          Nine months
                                                                                     Ended                Ended
                                                                                 September 30,        September 30,
                                                                                     2005                  2004
                                                                                  -----------          -----------
Operating activities
Net loss from operations                                                          $(4,835,430)         (2,916,773)

Adjustments to reconcile net loss to net cash used in operating activities
   Amortization of property and equipment                                              56,043              32,814
   Amortization of deferred financing costs                                            66,321                  --
   Stock based compensation                                                           572,630             251,370
   Common stock issued for services                                                   140,000             106,250
   Common stock issued for interest expense                                            14,438                  --
   Gain on forgiveness of debt                                                       (396,792)                 --
   Accretion of interest expense on convertible debt                                  478,218                  --
   Interest expense on beneficial conversion features                               1,293,040                  --
   Non-controlling interest                                                            (4,562)             23,327

Change in operating assets and liabilities:

   (Increase) in accounts receivable                                                  (58,425)            (35,190)
   (Increase) decrease in related party receivables                                  (127,652)             29,056
   (Increase) decrease in inventory                                                  (286,858)             27,215
   Decrease (Increase) in other assets                                                 38,542             (10,938)
   (Decrease) increase in accounts payable                                           (220,688)            520,019
   (Decrease) in accrued expenses                                                    (204,059)            (15,723)
   (Decrease) increase in due to related parties                                     (218,552)            103,904
   Increase in other current liabilities                                              104,831                  --
                                                                                  -----------         -----------
Net cash used in operating activities                                              (3,588,955)         (1,884,669)
                                                                                  -----------         -----------
Investing activities

   Cash acquired through merger and acquisition                                            --             164,791
   Purchase of property and equipment                                                 (37,480)            (27,877)
                                                                                  -----------         -----------
Net cash provided by (used in) investing activities                                   (37,480)            136,914

Financing activities

   Proceeds from notes payable                                                      4,820,000             380,000
   Payment on notes payable                                                          (609,689)           (100,000)
   Deferred finance costs                                                            (420,818)                 --
   Proceeds from sale of common stock and warrants, net of
   offering costs                                                                     515,650           1,435,262
                                                                                  -----------         -----------
Net cash provided by financing activities                                           4,305,143           1,715,262
                                                                                  -----------         -----------
Effect of exchange rate changes on cash                                              (161,549)            (76,532)
                                                                                  -----------         -----------
Net increase (decrease) in cash                                                       517,159            (109,025)
Cash, beginning of period                                                              53,866             126,367
                                                                                  -----------         -----------
Cash, end of period                                                               $   571,025         $    17,342
                                                                                  ===========         ===========
Supplemental disclosures of cash flow information
   Interest paid                                                                      130,071              22,676
   Income taxes paid                                                                       --                  --

Non cash financing activities
   Deferred financing costs from issuance of notes payable                            466,145         $        --
   Common stock issued for services                                                   140,000                  --
   Common stock issued for interest expense                                            14,438                  --

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

The legal entity, Alpha Virtual, Inc. ("Alpha"), retained its name until it was changed to Veridicom International, Inc. in February 2004. In May 2005, the name of the subsidiary company in Pakistan was changed to Veridicom Pakistan (Private.) Limited.

The Company operates as one operating segment which is the development, manufacture and sale of capacitive fingerprint sensors, computer peripherals and software related to the use of its fingerprint authentication technology.

On January 21, 2004 Veridicom International (Canada) Inc. was formed to be the Canadian operating company to disburse expenses and payroll costs in Canada for the public company.

The Company has five subsidiaries: Esstec Inc.("Esstec"), Veridicom Pakistan (Private) Limited ("Pakistan"), Veridicom Inc., Cavio Corporation ("Cavio"), and Veridicom International (Canada) Inc. ("Canada Inc").

Esstec is a professional services company that focuses on e-commerce initiatives, interactive multimedia, and mobile software applications for clients in various industries, including the telecommunications and entertainment industries. Since 2004, Esstec has not had any significant revenues or incurred any significant expenses.

Pakistan was incorporated on April 19, 2000 to establish the business of software development for the international markets and to export software and technology. Esstec owns approximately 63.4% of Pakistan.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $4,835,430 for the nine months ended September 30, 2005 and has a working capital deficit of $1,507,526 as of September 30, 2005, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the fiscal year ended December 31, 2004.

The historical results for the three and nine months ended September 30, 2005 and 2004 include the Company and all its subsidiaries. The historical results for the three and nine months ended September 30, 2004 include Cavio from the merger date of February 20, 2004.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries Esstec, Pakistan, Veridicom Inc., Cavio, and Canada Inc. All significant intercompany balances and transactions have been eliminated upon consolidation. Non-controlling interest reflects the ownership of non-controlling shareholders in the issued share capital of Pakistan, a consolidated subsidiary less than wholly-owned.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles used in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory consists primarily of various sensors, including VKIs, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Inventory also includes work in process, at cost, which consists of actual costs incurred by the Company to September 30, 2005, in respect of manufacturing and production costs for fingerprint sensors and VKIs which were in production and unfinished as at September 30, 2005.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Depreciation expense was $56,043 and $32,814 for the nine months ended September 30, 2005 and 2004, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, notes payable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Aggregate potential credit losses have so far not exceeded management's expectations.

Advertising Expenses

Advertising costs are charged to operations as incurred. During the nine month periods ended September 30, 2005 and 2004, the Company incurred $68,445 and $12,162 for marketing and advertising costs, respectively.

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

Foreign Currency Transactions/Balances

The Company translates the financial statements of foreign subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

Pakistan considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada Inc. consider the Canadian Dollar to be the functional currency of their operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

--------------------------------------------------------------------------------
                                          For the period        For the period
                                              Ending                Ending
Exchange Rates                          September 30, 2005    September 30, 2004
--------------------------------------------------------------------------------
Rupee Average                                 .01673                .01729
Rupee Period end                              .01676                .01689
Canadian Dollar Average                       .84918                .75300
Canadian Dollar Period end                    .86125                .79120
--------------------------------------------------------------------------------

Patents

At the acquisition of Veridicom Inc., the Company evaluated the unused patents and determined the costs to secure the patents outweighed their intended use and were unable to find a party interested in purchasing the patents. The patents were originally recorded at cost and were being amortized on a straight-line basis over 15 years. The patents are being carried at a fair value of $200,000.

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

Pakistan    recognizes    revenue   at   the    point/time   the   software   is
delivered/exported.

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

Stock Option Plan

In April 2004 the Company adopted the 2004 Stock Option, Deferred Stock, and Restricted Stock Plan (the Plan) effective June 25, 2004, which provides for the granting of options to officers, directors, consultants, employees, and advisors. 2,000,000 shares of common stock are reserved under the Plan for the granting of options. The Plan is in effect until June 25, 2014. The options are exercisable to purchase stock for a period of up to ten years from the date of grant. The stock options vest monthly over a thirty-six-month period.

On February 7, 2005, the Board of Directors of the Company approved the granting of 1,025,000 shares to officers, directors and employees of the Company under the Plan.

On April 22, 2005, the Board of Directors of the Company approved the granting of an additional 130,000 shares to employees of the Company under the Plan.

The fair value of the vested options of $178,257 for the three months ended September 30, 2005 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 209%. The fair value of vested options during the year has been expensed as stock based compensation.

The Company recognized $572,630 as stock based compensation to employees and directors of the Company for the nine months ended September 30, 2005.

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

Comprehensive Loss

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive loss presented in these consolidated financial statements resulted from translations of foreign currency financial statements.

Software Development Costs

Costs related to the development of software are expensed as incurred until technological feasibility in the form of a working model has been established in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The time period between the establishment of technological feasibility and completion of product development is expected to be short, therefore the Company has not capitalized any product development costs during the period.

Earnings Per Common Share

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 154, " Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements " ("SFAS 154"). The Statement applies to all voluntary changes in accounting principles used, and changes the requirements for accounting for and reporting of a change in an accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe this pronouncement will have a material impact in its financial results.

In June 2005, the Emerging Issues Task Force ("EITF") issued No. 05-6, " Determining the Amortization Period for Leasehold Improvements " ("EITF 05-6"). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Cost of goods sold for the nine months ended September 30, 2005 includes $29,491 which has been reclassified from research and development expenses incurred in the three months ended March 31, 2005.

NOTE 3 - BUSINESS ACQUISITION

On January 16, 2004, the Company entered into an Agreement and Plan of Merger with Cavio Corporation, a privately held Washington corporation ("Cavio"). The merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the merger, on February 20, 2004, through its wholly-owned subsidiary, A/VII Acquisition Corporation, a Nevada corporation, acquired Cavio in exchange for 5,119,140 shares of common stock. The Company recorded goodwill of $3,792,019 for this acquisition as there were no other identifiable assets acquired.

The following assets and liabilities were acquired at their fair values

     Cash                                                $   164,791
     Receivables                                              14,043
     Stock subscription receivable                           129,821
     Prepaid expenses                                          4,874
     Property and equipment, net                             109,473
                                                         -----------
                                                             423,002
                                                         -----------
     Less liabilities assumed:
          Accounts payable and accrued expenses             (694,009)
          Loans payable                                      (28,693)
                                                         -----------
                                                            (722,702)
                                                         -----------
     Net liabilities assumed                             $  (299,700)
                                                         ===========
     Net liabilities assumed                             $   299,700
     Fair value of common stock issued for acquisition       299,700
     Fair value of common stock issued into escrow         3,192,619
                                                         -----------
     Excess purchase price (goodwill)                    $ 3,792,019
                                                         ===========

The following unaudited proforma condensed consolidated statement of operations for the year ended December 31, 2004 gives effect to the above transaction as if it had occurred on January 1, 2004.

                       Veridicom
                     International       Cavio Corporation
                   Inc. Consolidated       for the period
                  for the year ended   from November 01, 2003        Proforma              Proforma
                  December 31, 2004      to February 19, 2004      Adjustments           Consolidated
                     -----------            -----------            ------------           -----------
 Revenues            $   384,853            $        --            $         --           $   384,853
(Expenses)            (4,196,622)              (481,715)                     --            (4,678,337)
 Other                    91,508                 (3,367)                     --                88,141
                     -----------            -----------            ------------           -----------
 Net loss            $(3,720,261)           $  (485,082)           $         --           $(4,205,343)
                     ===========            ===========            ============           ===========

NOTE 4 - ACCOUNTS RECEIVABLE, RELATED PARTY

The Company inadvertently repaid a note of $82,501 that was previously converted to equity. This amount is fully collectible as of September 30, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

--------------------------------------------------------------------------------
                                                                   September 30,
                                                                       2005
--------------------------------------------------------------------------------
Tooling equipment                                                    $161,595
Furniture and fixtures                                                 33,932
Office equipment                                                       31,891
Computer hardware                                                     288,000
Computer software                                                     163,162
Vehicles                                                               27,422
                                                                   ----------
                                                                      706,002
Less accumulated depreciation and amortization                        517,868
                                                                   ----------
Net carrying value                                                   $188,134
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE TO RELATED PARTY

During the nine months ended September 30, 2005, the Company reached a full settlement with a lender in respect of a short-term loan of $100,000 and the interest due thereon. A director of the Company is an associate of the lender's parent company. Under the settlement terms, the total interest payable was limited to a maximum of $20,000. The Company paid, in full, the principal of $100,000 and all the accrued interest owed to the lender of $10,000. The Company also issued 25,000 shares of the Company's common stock to this lender as a loan fee valued at $106,250.

In March 2005, the Company repaid $50,000 of its unsecured loan of $416,214 from Global Ventures Advisors, a company controlled by a former director of the Company's subsidiary in Pakistan. The loan bears interest at 12% per annum and is due on or before June 30, 2007, with an option to convert to common stock in the event of default in repayment by the Company. The outstanding loan balance of $366,214 is shown as notes payable net of current portion.

Also included in notes payable to related party are $25,000 due to an affiliate of one of the subsidiaries of the Company and $28,000 due to ten former officers of the Company.

NOTE 7 - COMMON STOCK

Common Stock Issued during the nine months ended September 30, 2005

During the nine month period ended September 30, 2005 the Company issued a total of 122,370 shares of common stock. A total of 61,000 shares were issued for $100,650 in cash less offering costs of $5,000. A total of 50,000 shares, having a fair value of $140,000, were issued for payment of legal services rendered. In July 2005, the Company issued 11,370 shares as compensation for converting $14,438 of interest owed to note holders of a private placement.

The following table summarizes the continuity of the Company's warrants to acquire additional shares:

                                                                                                Weighted average
                                                                                 Number of       exercise price
                                                                                 Warrants              $
================================================================================================================
Balance, December 31, 2004                                                          1,146,634           $2.44
Issued                                                                             10,746,261           $3.88
Exercised                                                                                  --              --
--------------------------------------------------------------------------------------------------------------
Lapsed                                                                                     --              --
--------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 2005                                                    11,892,895           $3.74
================================================================================================================

As at September 30, 2005, the outstanding warrants have a weighted average life of 3.37 years

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company entered into an employment agreement with its President and Chief Executive Officer effective February 20, 2004 for one year providing for an annual salary of $175,000, a ten-year stock option to purchase 150,000 shares of the Company's common stock at $3.50 per share, and an annual bonus of $20,000 for every $1.5 million in gross consolidated revenue of the Company for said year. The agreement is automatically renewable.

The stock options vest monthly over a twenty-four month period. The fair value of the current year vested options of $323,190 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. The fair value of vested options during the year has been charged to operations as stock based compensation.

Litigation

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,651. The Company has accrued for this liability in its financial statements as at September 30, 2005.

On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $ 61,054 into stock based on the closing price of the Company's common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of the Company's Callable Secured Convertible Notes.

In October 2002 the Company had licensed its OneView software to Global Alpha Corporation ("GAC"). In July 2003, the Company entered into an asset purchase agreement with GAC to sell the OneView software and related patents for $435,000, being the amount equal to the Restated Multiple Advance Promissory Note dated July 9, 2002, which had been executed by the Company in favor of GAC.In July 2003, the Company also entered into a five-year License Agreement with GAC for an exclusive license to commercialize the OneView software system. On September 22, 2005 GAC filed a claim against the Company for unpaid annual license fees and also to enforce the Put Right granted to GAC to re-sell the OneView software back to the Company for $200,000.The Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at September 30, 2005. The Company is seeking legal advice to defend the claim filed by GAC. The outcome of this litigation cannot be determined at this time.

On March 28, 2003 the Company and one of the company's stockholders filed a lawsuit in Superior Court in the State of California against a former CEO of the Company. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming the CEO did not devote his efforts to the Company's product development and market strategies or maximize the profit of the business. An amount of damages has not been determined and the outcome of this lawsuit cannot be determined at this time.

In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

NOTE 9 - GAIN ON FORGIVENESS OF DEBT

In the nine month period ended September 30, 2005, the Company recorded $115,303 for gain on forgiveness of debt after reaching settlement agreements with certain vendors, to cancel old accounts payable for reduced cash payment, and cancellations of certain pre-merger accounts payable for which no collection efforts were made by vendors over the last four years.

NOTE 10 - LONG-TERM DEBT

On August 16, 2005, the Company completed the third of three equal rounds of a private placement having previously completed the first and second rounds in previous quarter, whereby the Company issued an aggregate of $5,100,000 ($280,000 receivable as at September 30, 2005) worth of 10% callable secured notes convertible into shares of common stock of the Company and warrants to purchase up to an aggregate of 10,200,000 shares of common stock of the Company to certain accredited investors. The warrants are exercisable at any time for a period of five years from the date of issuance. The Series A Warrants have an exercise price of $3.00 per share and the Series B Warrants have an exercise price of $5.00 per share. As consideration for the placement agent services in connection with the private placement, the Company is obligated to issue warrants to purchase up to 107,087 shares of its common stock at an exercise price of $1.27 per share and cash commissions in the amount of $136,000 for each round of the private placement. Also, the Company was obligated, and has issued, one time warrants to purchase up to 100,000 shares of its common stock at an exercise price of $3.50 per share.

The Notes are convertible into the Company's common stock at a conversion price equal to $1.27, which is seventy percent (70%) of the initial market price of $1.81 as defined in the agreement using the Volume weighted Average Price ("VWAP"); provided however, that if an event of default shall have occurred and be continuing, the conversion price shall be equal to the lesser of (i) fifty percent (50%) of the initial market price or (ii) the variable conversion price, defined as the applicable percentage multiplied by the average of the average daily prices for the common stock for the five (5) days prior to the date the conversion notice is sent by the holder of the notes to the Company. The Notes have a term of 36 months and bear interest at 10% per annum, which is payable monthly; provided, however, that the interest rate shall reset at 0% for any monthly period in which the Company's stock price is greater than 125% of the "Initial Market Price," which is defined as 100% of the volume weighted average of the Company's common stock for the five days immediately prior to closing, as reported on the Over-the-Counter Bulletin Board. Since October 1, 2005 the Company is in default in making repayments of principal and interest due on these Notes.

As an inducement to participate in the Private Placement, the Company granted the Note Holders a security interest in all of its intellectual property.

The fair value of the beneficial conversion feature for these convertible notes and warrants issued was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187%, 185% and 187% for the first, second and third rounds of the private placement, respectively. The fair value of the beneficial conversion feature of $3,806,960 has been capitalized as a discount on notes and is being amortized over the three-year term of the Notes. The monthly amortization of $105,749 is being recorded as interest expense over the three-year term of the notes.

The Company also recorded a one time interest expense of $402,269, $294,368 and $596,403 related to the beneficial conversion features for the first, second and third rounds, respectively.

The Company incurred a total of $493,707 in legal expenses and commissions to complete all three rounds of the private placement. These costs are being capitalized and amortized over the three-year term of the Notes.

The Company also recorded, as deferred finance costs, the fair value of 321,261 warrants issued as consideration for the three completed rounds of the private placement. The fair value of these warrants was estimated at $539,579 using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187%, 185% and 187% for the first, second and third rounds of the private placement, respectively.

The fair value of the deferred finance costs have been capitalized and are being amortized over the three-year term of the Notes.

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

NOTE 12 - SEGMENT DISCLOSURES

The Company operates as one operating segment which is the development, manufacture and sale of capacitive fingerprint sensors, computer peripherals and software related to the use of its fingerprint authentication technology. The Chief Executive Officer is the Company's Chief Operating Decision Maker (CODM) as defined by SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." The CODM allocates resources and assesses the performance of the Company based on the results of operations.

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

Description of the Company Post-Merger

Following the merger with Cavio, we appointed the following officers, key employees and advisors:

         Paul Mann, President, Chief Executive Officer and Director
         Bashir Jaffer, Chief Financial Officer
         Terry Laferte, VP, Technical Operations (resigned in June 2005)
         Cameron Adams, VP, Strategic Development and Sales (resigned in November 2005)
         Hamid Baradaran, VP, Hardware Development and Manufacturing

We also realigned our business strategy to leverage the core operations of each of our subsidiaries. The Company has five operational subsidiaries: Esstec Inc., Veridicom Pakistan (Private) Limited ("Pakistan"), Veridicom Inc., Cavio, and Veridicom International (Canada) Inc. ("Canada Inc.").

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

The Company has a strong team with combined experience in sales and marketing, vertical market knowledge, technology development, and hardware integrated circuit design. In addition, we are continuing our efforts to appoint an advisory board with significant expertise in the areas of technology, government, security and financial service to provide the Company with strategic direction for products and services.

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

We do not announce all sales orders received either due to confidentiality provisions or because sales are conducted indirectly through a growing base of channel partners. We currently have outstanding sales orders of approximately $8 million.

We intend to continue the transition of our Company from research & development to the manufacturing and sales of our products. An initial delivery of 1000 VKIs has been completed to a client in Europe. We are also currently in the process of manufacturing approximately 18,000 ICs (integrated circuits) and approximately 10,000 VKIs with varying memory sizes.

Because of heightened demand from other manufacturers of products in the electronic and biometric industry, and because some present and potential competitors have financial, marketing and manufacturing resources greater than we have, the lead times and delivery times from suppliers for some of the components required for the manufacture of our products are longer than anticipated. However, we expect that we will be able to complete our current manufacturing cycle for the 18,000 ICs and 10,000 VKIs and have these available for delivery by the end of December 2005.

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

On June 27, 2005 we announced a strategic marketing and development agreement with Leviton Manufacturing Corporation , a major provider of home automation equipment.

On July 25, 2005 we issued a performance update to our shareholders.

On September 21, 2005, we announce our participation and presentation of our range of biometric products and solutions at the Gitex-IT exhibition held at the Dubai International Convention and Exhibition Centre.

On October 12, 2005, we announced our participation and presentation of our portfolio of our identity management products and solutions at Biometrics 2005 trade show held at the Queen Elizabeth II Conference Centre in London, UK.

On October 13, 2005 we announced the latest release of VPAS, our comprehensive suite of authentication software, with added features.

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

The historical results for the three and nine months ended September 30, 2005 and 2004 include the Company and all its subsidiaries. The historical results for the three and nine months ended September 30, 2004 include Cavio Corporation ("Cavio") from the merger date of February 20, 2004.

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

Pakistan    recognizes    revenue   at   the    point/time   the   software   is
delivered/exported.

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

Software Development Costs

Costs related to the development of software are expensed as incurred until technological feasibility in the form of a working model has been established in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The time period between the establishment of technological feasibility and completion of product development is expected to be short, therefore the Company has not capitalized any product development costs during the period.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 154, " Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements " ("SFAS 154"). The Statement applies to all voluntary changes in accounting principles used, and changes the requirements for accounting for and reporting of a change in an accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe this pronouncement will have a material impact in its financial results.

In June 2005, the Emerging Issues Task Force ("EITF") issued No. 05-6, " Determining the Amortization Period for Leasehold Improvements " ("EITF 05-6"). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Cost of goods sold for the nine months ended September 30, 2005 includes $29,491 which has been reclassified from research and development expenses incurred in the three months ended March 31, 2005

Results of Operations - Nine and Three Months Ended September 30, 2005 and 2004

Net Revenue

Net revenue for the nine months ended September 30, 2005 of $339,686 decreased by $55,750 compared to net revenue of $395,436 for the same period in 2004. Revenues in the third quarter of 2005 are mainly in respect of VKI, a USB flash drive with finger print sensor. All other revenues for the comparative periods are in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology.

Cost of Goods Sold

Cost of goods sold is mainly for product components purchased from suppliers and the cost of finished products from existing inventory. These amounted to $172,728 for the nine months ended September 30, 2005 compared to $207,367 for the same period in 2004.

Gross Profit

The gross profit for the nine months ended September 30, 2005 of $166,958 was 49% of net sales compared to gross profit of $188,069 which was 48% of net sales for the same period in 2004.

General and Administrative Expenses

General and administrative expenses, which include non-cash compensation expenses of $572,630, amounted to $2,597,551 for the nine months ending September 30, 2005 compared to $2,658,774 for the same period in 2004. The net decrease of $61,223 is mainly in respect of:

    o A decrease in consulting expenses from $710,000 for the nine months ended September 30, 2004 to $441,000 for the nine months ended September 30, 2005. After the merger of Sunnyvale, the Company hired full time employees for services which were previously provided by consultants. This reduced consulting expenses.

    o Commissions and fees which decreased to $50,000 in the nine months ended September 30, 2005 compared to $135,000 for the same period in 2004. This decrease is because the Company paid commissions for equity investments in 2004.

    o A decrease in travel expenses from $191,000 for the nine months ended September 30, 2004 to $131,000 for the nine months ended September 30, 2005. It is expected that travel expenses for 2005 fiscal will be at the same level or higher than those of 2004 as a result of continuing marketing and sales activities.

    o Stock based compensation, which increased to $572,630 in the nine months ended September 30, 2005 compared to $251,370 for the same period in 2004 as a result of new stock based compensation vested for employees and directors of the Company in accordance with the options granted in February 2005, under the 2004 Stock Option Plan.

    o Marketing and advertising expenses increased from $12,000 for the nine months ended September 30, 2004 to $68,000 for the nine months ended September 30, 2005. This is due to costs incurred for attendance of trade shows in 2005.

    o Office administration expenses also increased by $38,000 in the nine months ended September 30, 2005 compared to the same period in 2005. This is due to normal increase in operational activities.

Research and Development

Research and development expenditure for the nine months ending September 30, 2005 was $944,243, compared to $298,146 for the same period in 2004. Such expenditures are related to salaries paid to research and development staff and on-going product, hardware and software enhancements.

Interest Expense

Interest expense for the nine months ending September 30, 2005 amounting to $2,067,461 was for amortization of notes discount and accrued interest on notes payable, compared to interest expense of $60,931 for the same period in 2004. The significant increase in interest expense in the nine months ended September 30, 2005 is mainly due to interest expense of beneficial conversion feature and amortization of deferred finance charges resulting from the convertible notes issued in 2005.

Liquidity and Capital Resources

On February 25, 2005, we completed the first of three rounds of a private placement whereby we have issued up to an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,200,000 shares of our common stock to certain accredited investors. The first of three equal installments of $1,700,000 was received in March, 2005.

Subsequently in April, 2005, the Company completed the second round of the private placement resulting in aggregate proceeds amounting to $1,700,000.

On August 16, 2005 the third closing of the private placement was completed. As at September 30, 2005 $1,420,000 of the aggregate proceeds were received and $280,000 of the aggregate proceeds are receivable.

Since October 1, 2005 we are in default in making repayments of principal and interest at the default rate of 15% per annum on the callable secured notes.

We need to seek and secure additional financing to fund our current and future operations. If we are successful in obtaining this additional financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail or cease operations.

If we are able to raise the required additional financing and if we are able to generate funds from operations by fulfillment of orders and product deliveries in the fourth quarter of this year, we expect to have sufficient funds to meet our operating requirements for the remainder of this year.

In addition, if the holders of the private placement financing notes exercise their option to convert these into common stock of our company, we would not then be required to repay the principal and interest on these notes and would therefore enhance our cash flow by approximately $550,000 per quarter. However, the noteholders are not under any obligation to convert the notes into our common stock.

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

We just completed the last of three rounds of a private placement to raise an aggregate of $5,100,000. The first of three equal installments of $1,700,000 was received in February, 2005, the second was received in May, 2005 and the third closing of $1,700,000 was cpompleted on August 16, 2005. If we cannot raise additional needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

As of November 7, 2005, we had 15,903,477 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 8,050,513 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 10,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if there is an event of default. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

As there is an event of default, the continuously adjustable conversion price feature of our callable secured convertible notes become applicable, which could have a depressive effect on the price of our common stock.

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

On February 25, 2005, we entered into a Security Purchase Agreement involving the sale of an aggregate of $5,100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 10,200,000 shares of our common stock. The callable secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have $4,820,000 callable secured convertible notes outstanding. the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $280,000. In addition, any event of default as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $100,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $111,651. The Company has accrued for this liability in its financial statements as at September 30, 2005.

On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $ 61,054 into stock based on the closing price of our common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of our Callable Secured Convertible Notes.

In October 2002 the Company had licensed its OneView software to Global Alpha Corporation ("GAC"). In July 2003, the Company entered into an asset purchase agreement with GAC to sell the OneView software and related patents for $435,000, being the amount equal to the Restated Multiple Advance Promissory Note dated July 9, 2002, which had been executed by the Company in favor of GAC.In July 2003, the Company also entered into a five-year License Agreement with GAC for an exclusive license to commercialize the OneView software system. On September 22, 2005 GAC filed a claim against the Company for unpaid annual license fees and also to enforce the Put Right granted to GAC to re-sell the OneView software back to the Company for $200,000.The Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at September 30, 2005. The Company is seeking legal advice to defend the claim filed by GAC. The outcome of this litigation cannot be determined at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

During the period ended September 30, 2005, we issued the following equity securities:

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

-------------------------------------------------------------------------------------------------------------------------------
             Name                    Title of Securities         Date of Sale      Amount of Securities      Consideration
                                                                                           Sold
-------------------------------------------------------------------------------------------------------------------------------
Enable Growth Partners,          Callable Secured             February, 2005      Principal of $100,000   $100,000 cash
L.P.                             Convertible Notes and                            and 200,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Whalehaven Capital Fund Limited  Callable Secured             February, 2005      Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Meadowbrook Opportunity Fund     Callable Secured             February, 2005      Principal of $120,000   $120,000 cash
LLC                              Convertible Notes and                            and 240,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
TCMP3 Partners                   Callable Secured             February, 2005      Principal of $80,000    $80,000 cash
                                 Convertible Notes and                            and 160,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Philip Benanti                   Common Stock Purchase        February, 2005      38,829 shares           For services
                                 Warrants                                                                 provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
GunnAllen Financial              Common Stock Purchase        February, 2005      16,567                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Joseph Stevens & Co., Inc.       Common Stock Purchase        February, 2005      77,657                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Michele Markowitz                Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Fabio Migliaccio                 Common Stock Purchase        February, 2005      4,005                   For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Patricia Sorbara                 Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Anthony St. Clair                Common Stock Purchase        February, 2005      38,829                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Anthony Varbero                  Common Stock Purchase        February, 2005      10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Sichenzia Ross Friedman          Common Stock                 April, 2005         50,000 shares           For legal services
Ference LLP                                                                                               provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
             Name                    Title of Securities         Date of Sale      Amount of Securities      Consideration
                                                                                           Sold
-------------------------------------------------------------------------------------------------------------------------------
AJW Offshore,                    Callable Secured             April, 2005         Principal of $450,000   $450,000 cash
Ltd.                             Convertible Notes and                            and 900,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
AJW Qualified Partners, LLC      Callable Secured             April, 2005         Principal of $390,000   $390,000 cash
                                 Convertible Notes and                            and 780,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
AJW Partners, LLC                Callable Secured             April, 2005         Principal of $140,000   $140,000 cash
                                 Convertible Notes and                            and 280,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
New Millennium Capital           Callable Secured             April, 2005         Principal of $20,000    $20,000 cash
Partners II, LLC                 Convertible Notes and                            and 40,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Alpha Capital                    Callable Secured             April, 2005         Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Enable Growth Partners,          Callable Secured             April, 2005         Principal of $100,000   $100,000 cash
L.P.                             Convertible Notes and                            and 200,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Whalehaven Capital Fund Limited  Callable Secured             April, 2005         Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Meadowbrook Opportunity Fund     Callable Secured             April, 2005         Principal of $120,000   $120,000 cash
LLC                              Convertible Notes and                            and 240,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
TCMP3 Partners                   Callable Secured             April, 2005         Principal of $80,000    $80,000 cash
                                 Convertible Notes and                            and 160,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Philip Benanti                   Common Stock Purchase        April, 2005         38,829 shares           For services
                                 Warrants                                                                 provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
GunnAllen Financial              Common Stock Purchase        April, 2005         16,567                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Joseph Stevens & Co., Inc.       Common Stock Purchase        April, 2005         77,657                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Michele Markowitz                Common Stock Purchase        April, 2005         10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
             Name                    Title of Securities         Date of Sale      Amount of Securities      Consideration
                                                                                           Sold
-------------------------------------------------------------------------------------------------------------------------------
Fabio Migliaccio                 Common Stock Purchase        April, 2005         4,005                   For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Patricia Sorbara                 Common Stock Purchase        April, 2005         10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Anthony St. Clair                Common Stock Purchase        April, 2005         38,829                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
Anthony Varbero                  Common Stock Purchase        April, 2005         10,400                  For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------
AJW Offshore,                    Common stock                 May, 2005           3,009 shares            Interest expense of
Ltd.                                                                                                      $3,821.92
-------------------------------------------------------------------------------------------------------------------------------
AJW Qualified Partners, LLC      Common stock                 May, 2005           2,608 shares            Interest expense of
                                                                                                          $3,312.33
-------------------------------------------------------------------------------------------------------------------------------
AJW Partners, LLC                Common stock                 May, 2005           936 shares              Interest expense of
                                                                                                          $1,189.04
-------------------------------------------------------------------------------------------------------------------------------
New Millennium Capital           Common stock                 May, 2005           134 shares              Interest expense of
Partners II, LLC                                                                                          $169.86
-------------------------------------------------------------------------------------------------------------------------------
Alpha Capital                    Common stock                 May, 2005           1,338 shares            Interest expense of
                                                                                                          $1,698.63
-------------------------------------------------------------------------------------------------------------------------------
Enable Growth Partners,          Common stock                 May, 2005           669 shares              Interest expense of
L.P.                                                                                                      $849.32
-------------------------------------------------------------------------------------------------------------------------------
Whalehaven Capital Fund Limited  Common stock                 May, 2005           1,338 shares            Interest expense of
                                                                                                          $1,698.63
-------------------------------------------------------------------------------------------------------------------------------
Meadowbrook Opportunity Fund     Common stock                 May, 2005           803 shares              Interest expense of
LLC                                                                                                       $1,019.18
-------------------------------------------------------------------------------------------------------------------------------
TCMP3 Partners                   Common stock                 May, 2005           535 shares              Interest expense of
                                                                                                          $679.45
-------------------------------------------------------------------------------------------------------------------------------
Joseph Stevens & Co., Inc.       Common Stock Purchase        August, 2005        107,087                 For services
                                 Warrants                                         shares                  provided to the
                                                                                                          Registrant
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
             Name                    Title of Securities         Date of Sale      Amount of Securities      Consideration
                                                                                           Sold
-------------------------------------------------------------------------------------------------------------------------------
AJW Offshore,                    Callable Secured             August, 2005        Principal of $450,000   $450,000 cash
Ltd.                             Convertible Notes and                            and 900,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
AJW Qualified Partners, LLC      Callable Secured             August, 2005        Principal of $390,000   $390,000 cash
                                 Convertible Notes and                            and 780,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
AJW Partners, LLC                Callable Secured             August, 2005        Principal of $140,000   $140,000 cash
                                 Convertible Notes and                            and 280,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
New Millennium Capital           Callable Secured             August, 2005        Principal of $20,000    $20,000 cash
Partners II, LLC                 Convertible Notes and                            and 40,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Enable Growth Partners,          Callable Secured             August, 2005        Principal of $100,000   $100,000 cash
L.P.                             Convertible Notes and                            and 200,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Whalehaven Capital Fund Limited  Callable Secured             August, 2005        Principal of $200,000   $200,000 cash
                                 Convertible Notes and                            and 400,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------
Meadowbrook Opportunity Fund     Callable Secured             August, 2005        Principal of $120,000   $120,000 cash
LLC                              Convertible Notes and                            and 240,000 shares
                                 Common Stock Purchase
                                 Warrants
-------------------------------------------------------------------------------------------------------------------------------

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Since October 1, 2005 the Company is in default in making repayments of principal and interest due on the 10% callable convertible secured notes.

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

ITEM 5.  OTHER INFORMATION

Resignations of Officers of the compay:

Terry Laferte, VP, Technical Operations (resigned in June 2005)
Cameron Adams, VP, Strategic Development and Sales (resigned in November 2005)



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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

         VERIDICOM INTERNATIONAL, INC.

         Date: November 7, 2005

                                  /s/ Paul Mann
                                  ----------------------------
                                  Paul Mann

                                  President and Chief Executive Officer
                                  (Duly Authorized Officer and
                                  Principal Executive Officer)


                                  /s/ Bashir Jaffer
                                  -----------------------------
                                  Bashir Jaffer

                                  Chief Financial Officer
                                  (Duly Authorized Officer and
                                  Principal Financial and Accounting Officer)