Form 10KSB
period 2005-12-31
VERIDICOM INTERNATIONAL INC
filed 2006-05-02
CIK 710217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-12382

                          VERIDICOM INTERNATIONAL, INC.

                 (Name of small business issuer in its charter)

             Delaware                                   95-2577731
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

    Suite 500, 21 Water Street                           98104-4023
    Vancouver, British Columbia
(Address of principal executive offices)                 (Zip Code)


                                 (604) 696-0633
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None
Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
                                                                 $.001 Par Value

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_| No |X|

      Issuer's revenues for its most recent fiscal year: $392,734

Number of shares outstanding of each of the issuer's classes of common stock at April 28, 2006:

                            Common Stock: 47,650,302

Documents incorporated by reference: None

      Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                FORM 10-KSB INDEX
                                                                            PAGE
PART I
  ITEM 1    DESCRIPTION OF BUSINESS                                            4
  ITEM 2    DESCRIPTION OF PROPERTIES                                         14
  ITEM 3    LEGAL PROCEEDINGS                                                 15
  ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

PART II
  ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          16
  ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         18
  ITEM 7    FINANCIAL STATEMENTS                                              40
  ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES                                             40
  ITEM 8A   CONTROLS AND PROCEDURES                                           40
  ITEM 8B   OTHER INFORMATION                                                 42

PART III
  ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT                43
  ITEM 10   EXECUTIVE COMPENSATION                                            45
  ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                   47
  ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    49
  ITEM 13   EXHIBITS                                                          50
  ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            50
            SIGNATURES                                                        51
            POWER OF ATTORNEY                                                 51

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Veridicom International, Inc., a Delaware corporation (hereinafter sometimes referred to as the "Company," "we," and "us"), was incorporated on September 9, 1987, under the name Perceptronics, Inc. From our inception through fiscal 2000, we were engaged in the design, development and manufacture of computer-based simulation systems for training and decision support. These systems included both hardware and software and are used to train personnel in the use of various military and commercial equipment. Much of our simulator business was in the foreign defense industry. The tightening of defense budgets worldwide, combined with the continuing consolidation and competition in the defense industry, negatively impacted the growth and profit opportunities for small companies such as ours. As a result, in July 2000, we refocused our business. In connection with the refocus, we sold the assets related to our computer based simulation system line of business to a developer and manufacturer of specialized defense simulation products. We then commenced development of commercial products in the area of Internet collaboration.

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

In October 2002, in connection with the license agreement, we terminated substantially all of our employees. Except for our license agreement, we ceased all of our prior operating activities. Our principal activities became directed to reducing our liabilities and seeking possible acquisitions. Management's objective was to acquire an operating company with experienced management and the potential for profitable growth, in exchange for our securities.

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

On February 25, 2005, we completed the first of three rounds of a private placement whereby we issued an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,200,000 shares of our common stock to certain accredited investors. The first two installments of $1,700,000 were received in February and April 2005 and the final installment of $1,700,000 was received in August 2005.

On March 8, 2005, we announced that MCP Asia Ltd, an investment and consulting firm from Hong Kong, together with Fook Vo Holding Ltd ("Fook Vo") based in Macau, are in discussions to provide the Company with marketing and sales services in the Hong Kong, Macau and China regions.

From March 10 to March 16, 2005, we exhibited at CeBIT 2005 at the Hannover Fairgrounds in Hannover, Germany. CeBIT offers a forum for business-to-business, "B2B", solutions.

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

On June 27, 2005 we announced a strategic marketing and development agreement with Leviton Manufacturing Corporation, a major provider of home automation equipment.

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

On January 4, 2006 we announced a purchase order valued at approximately $260,000 US from Corum Marketing Inc.

On February 16, 2006 we announced the signing of a strategic reseller agreement with PC Mall Corporation.

On March 28, 2006, the Company extended a special warrant offer (the "Special Warrant Offer") to all holders of the Company's Series A and Series B Warrants issued on February 25, 2005, April 29, 2005 and August 16, 2005 expiring five years after such dates (the "Original Warrants"). As part of the Special Warrant Offer, the exercise price of the Original Warrants was reduced to the exercise price $0.04 per share (the "Reduced Exercise Price").

The Company and the holders consummated the Special Warrant Offer in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and pursuant to Regulation D promulgated thereunder. Based in material part upon the representations of the holder in the Form of Election to Purchase, the Company has complied and will comply with all applicable federal and state securities laws in connection with the offer, issuance and sale of the securities pursuant to the Special Warrant Offer.

Neither the Company nor anyone acting on its behalf, directly or indirectly, has or will sell, offer to sell or solicit offers to buy any of the securities or similar securities to, or solicit offers with respect thereto from, or enter into any negotiations relating thereto with, any person, or has taken or will take any action so as to bring the issuance and sale of any of the securities under the registration provisions of the Securities Act and applicable state securities laws, and neither the Company nor any of its affiliates, nor any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Securities Act) in connection with the offer or sale of any of the securities.

The Special Warrant Offer commenced on 11 a.m. Eastern Time on March 30, 2006 and expired at 5:00 p.m. Eastern Time on April 10, 2006. Thereafter, all the Original Warrants that were not exercised pursuant to the Special Warrant Offer continue to retain all of their previous rights and remain in full force and effect.

A total of 8,400,000 Series A and Series B Warrants for gross proceeds of $336,000 were exercised by certain holders for cash, which also resulted in reinstatement of 6,046,096 shares of the Company's common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Callable Secured Convertible Notes.

Description of the Company Post-Merger
--------------------------------------

General
-------

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

We have a management team with combined experience in sales and marketing, vertical market knowledge, technology development, and hardware integrated circuit design. In addition, we will have access to a network of advisors and consultants with significant expertise in technology, government, security, and financial services. These advisors will be invited to form a more formal advisory board to provide strategic direction for products and services, and, they may be leveraged to provide targeted business development contacts in key target markets.

There are several factors that management believes will provide new opportunities or present new challenges for us. We believe that regulatory, technological, and cultural changes will create new opportunities. International distribution arrangements are currently in place, while new channels are being developed.

Product and Services Overview
-----------------------------

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

Identity Management Infrastructure
----------------------------------

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

The following table outlines our current and short-term product portfolio:

PRODUCT                     DESCRIPTION
--------------------------------------------------------------------------------
FPS200                      Solid state silicon fingerprint sensor, 256 x 300
                            array
--------------------------------------------------------------------------------
VKI                         Portable identity device with USB connectivity,  on
                            board fingerprint sensor, flash memory, and security
                            software
--------------------------------------------------------------------------------
VKI A                       Provides  access to VPAS software  suite and on
                            board flash memory. Software and drivers required to
                            be installed on the PC.
--------------------------------------------------------------------------------
VKI V                       No  drivers or  software  to install  on the PC to
                            lock/unlock  the  device. Fingerprint matching and
                            storage of biometric performed within the device.
                            The fingerprint sensor on the device can also
                            be used with the VPAS suite of software to
                            enable PC login, file encryption, and
                            secure password storage with Veridicom's
                            Ewallet application.
--------------------------------------------------------------------------------
Middleware
--------------------------------------------------------------------------------
Cavio 3.0 Identity Server   Robust Enterprise level authentication server for
                            Windows, Linux platforms
--------------------------------------------------------------------------------
VAS Hosted Service          Hosted authentication service from our data center
--------------------------------------------------------------------------------
SDK                         SDK's available for customer customization and OEMs
--------------------------------------------------------------------------------
Applications
--------------------------------------------------------------------------------
Digital Signature           Biometric  signature  attached  to  transactions or
                            events.  This  provides significantly  more  secure
                            signing   capabilities  than  current  PIN-based
                            certificates
--------------------------------------------------------------------------------
VPAS                        Veridicom  Personal  Authentication  Suite.  This
                            application  is a  bundled solution that allows PC
                            or network logon, and secure logon to web site or
                            web applications
--------------------------------------------------------------------------------


Intellectual Property
---------------------

With a pedigree born out of Lucent Technologies and Bell Labs, we have several international patents for our technology, as well as several pending patent applications.

U.S. Patents Issued

U.S. Patent No.                          Title
---------------                          ------

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


Market Overview
---------------

Industry Overview
-----------------

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

      o     increased   travel   security   requirements   demand  leading  edge
            identification technology to improve security while streamlining the travel process; and

      o information access requirements have increased the proliferation of passwords. Unfortunately, as password requirements increase, the cost of managing passwords becomes prohibitive.

Given the trends described above, we believe that other companies will offer a variety of services or products that incorporate biometrics and may compete with our technology.

Competitive Overview
--------------------

As the opportunities for strong authentication solutions increases, so will the competition. With further brand recognition, patent portfolio, and technology solutions, we believe that we are reasonably well protected against increased competition. Furthermore, we believe that increased competition indirectly validates the business model and market potential for our solutions. The following companies have been identified as potential competitors due to their biometric focus and product mix: Identix, Bioscrypt, SAGEM, UPEK, Atrua and Authentec.

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

Market Influences
-----------------

There  are  several   factors  that  the  Company   believes  will  provide  new
opportunities or present new challenges for us. We believe that the primary market influences relate to regulatory, technological and cultural changes.

Regulatory Changes
------------------

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

Technological Changes
---------------------

The biometrics industry is rapidly changing and we aim to remain at the leading edge of technology. In addition, we will focus on inventing, developing, and commercializing those technologies that we believe offer additional value to our customers.

Cultural Changes
----------------

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

Market Segments
---------------

Financial Services
------------------

The financial services industry has been slow to adopt biometrics as a core service offering. We believe that this is due to a number of factors, including cost, customer demand, risk vs. return of implementation, and availability of applications. We aim to change this scenario by offering financial services firms a variety of solutions aimed at increasing security; increasing convenience and offering a variety of authentication applications suitable for a broad organizational rollout.

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

Travel & Transportation
-----------------------

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

We, currently have an agreement with Uniglobe, which is part of an international travel service provider, to pilot its technology for the purposes of confirming individual client itineraries and to approve the processing of travel service purchases with client customized payment instructions. Following the successful rollout, it is planned that this model will be expanded to include other industry travel partners such as airlines, hotels, etc.

Public Sector
-------------

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

Retail
------

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

Distribution
------------

We will approach our markets via a combination of direct sales and partnerships with international systems integrators and resellers. Some distributors are already in place as they were inherited from our previous structure, and, as such, we are currently in the process of evaluating the performance and suitability of those partners as we move forward.

Direct Sales
------------

We have a number of direct sales representatives in various regions around the world. These representatives will be responsible for both direct sales to strategic customers as well as supporting the network of channel partners and OEM relationships in various geographic regions.

Development and Distribution Partners
-------------------------------------

Distribution partners will be evaluated based on performance, strategic value, future potential and/or additional value-add. Software Development Kits will be available to enable integration partners, development partners, and OEM's to develop specific applications or other devices around our product family.

OEM Integration
---------------

We will also endeavor to integrate our sensors and authentication software with OEM's and computer manufacturers. In addition, we believe that further opportunities exist by integrating sensor chips with mobile devices such as PDA's and mobile phones.

Promotion
---------

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

Research and Development
------------------------

Research  and  development   expenditure  for  fiscal  2005  was   approximately
$1,274,127. Research and development expenditure are in respect of salaries for personnel in product development, including hardware and software enhancements.

Employees and Labor Relations
-----------------------------

On December 31, 2005 we had 24 full-time employees, as well as 6 contract employees on monthly retainers and/or commissions. Commencing March 1, 2006, the Company temporarily laid off its non-management Vancouver staff. On April 15, 2006, the Company had a total of 10 full-time and contract employees.

In 2003, five former employees of Veridicom, Inc. filed claims against us with the Labor Commissioner in the State of California. The former employees allege that we owe unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003, prior to our acquisition, amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at December 31, 2005.

Legislative Actions and Potential New Accounting Pronouncements
---------------------------------------------------------------

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Our executive offices are located in Canada at 21 Water Street, 5th Floor, Vancouver, British Columbia. We lease approximately 8,200 square feet of office space located at this location under a three-year lease, which expires in February 2007.

We also maintain an office at 3800-999 3rd Avenue, Seattle, Washington. We have an agreement for use of office space at this location under an annual rental agreement. Under the terms of the agreement, we have the option to increase or decrease office space utilization on a monthly basis.

We also maintain short-term tenancies for office space located in London (UK) and Lahore (Pakistan).

All of our facilities are in good repair.

We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

In October 2002 the Company had licensed its OneView software to Global Alpha Corporation ("GAC"). In July 2003, the Company entered into a License Agreement ("the license") with GAC for an exclusive license to commercialize a certain computer software system ("the System") that is specified in the License Agreement ("the Agreement"). GAC alleges that the Agreement provides the Company
(a) pay an annual license fee (b) agree to keep accurate account of its business and operations concerning the license and (c) the Company grant GAC the right ("the Put Right") to sell the System to the Company and that the Company agrees to buy the System from GAC, on terms specified in the Agreement for the purchase price of $200,000. The Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at December 31, 2005.

The Plaintiff has asserted a claim for breach of contract and breach of fiduciary duty in the Superior Court of California, Los Angeles County, Western District ("the Court"), which arise out of the alleged breach of the July 2003 Agreement discussed above. The Plaintiff is seeking damages on its breach of contract claim, damages for the Company's alleged breach of the license fee provision, damages for breach of fiduciary duty claim, as well as attorney's fees and pre-judgment interest on all damages according to proof at trial. On December 23, 2005, the Company filed a response to the complaint denying the material allegations and asserting numerous affirmative defenses. This matter is in the early stages of proceeding and the Court has set a trial setting conference for April, 2006 at which time the Court is expected to set a trial date. The Company intends to vigorously defend the matter and investigate the possibility of an out of court settlement.

Five former employees of Veridicom, Inc. have filed claims against us with the Labor Commissioner in the State of California. The former employees allege that we owe unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003, prior to our acquisition, amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at December 31, 2005.

On March 21, 2005 a former employee of Veridicom Inc. signed a letter of agreement to convert his claim of $ 61,054 into stock based on the closing price of the Company's common stock on that day of $2.40 per share, or a total of 25,439 shares.

On March 28, 2003 the Company and one of the company's stockholders filed a lawsuit in Superior Court in the State of California against a former CEO of the Company. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming the CEO did not devote his efforts to the Company's product development and market strategies or maximize the profit of the business. The lawsuit was settled with the former CEO agreeing to pay over $200,000 to the Company. This amount has not been recorded in the financial statements as the Company has not succeeded in collection of the same.

In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2005.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information
--------------------------------------------

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

                                                 High            Low
                                               --------        --------
            2004

            January 1 - March 31               $   8.00        $   4.00
            April 1 - June 30                      5.70            3.45
            July 1 - September 30                  5.50            1.50
            October 1 - December 31                4.05            2.30

            2005

            January 1 - March 31               $   2.95        $   1.31
            April 1 - June 30                      2.90            1.25
            July 1 - September 30                  1.40            0.65
            October 1 - December 31                0.67            0.02


For information concerning historical dividends and our dividend policy, see "Item 6--Management's Discussion and Analysis or Plan of Operation--Dividends and Distributions."

In connection with the EssTec, Veridicom and Cavio merger transactions described in Item 1 above, we issued a total of 12,895,302 shares of our common stock.

During the year ended December 31, 2005, we issued an aggregate of 10,465,875 shares of our common stock.

The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the investors qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

Subsequent to the year end, the Company issued 9,049,417 shares of common stock and in accordance with the private placement completed on February 1, 2006 has also committed to issue 10,000,000 shares of common stock and a total of 22,500,000 warrants to purchase the Company's common stock.

During the period ended March 31 2005, a total of 61,000 shares of common stock were issued for $100,650 in cash, less offering costs of $5,000.

During the period ended June 30 2005, a total of 50,000 shares of common stock, having a fair value of $140,000 were issued for payment of legal services rendered.

In July 2005, the Company issued 11,370 shares of common stock as compensation for converting $14,438 of interest owed to note holders of a private placement.

During November and December 2005, the Company issued 10,167,039 shares of common stock for converting $317,170 of the principal amounts of the Callable Secured Convertible Notes.

In December 2005, the Company issued 176,466 shares of common stock for repayments of certain loans and debts amounting to $380,484 owed by the Company and some of its subsidiaries.

In January 2006 the Company issued 6,549,417 shares of common stock for converting $239,818 of the principal amounts of the Callable Secured Convertible Notes.

Also, in January 2006, a total of 2,500,000 shares of common stock, having a fair value of $243,750 were issued pursuant to a compensation agreement for legal services to be performed on behalf of the Company.

Following the signing of an Omnibus Waiver and Consent by the majority of the Callable Secured Convertible Note Holders in January 2006, on February 1, 2006, the Company completed a private placement offering of 10,000,000 units to accredited investors for an aggregate purchase price of $400,000. Each unit consisted of one share of the Company's common stock, and one warrant to purchase one share of the Company's common stock. The aforementioned units were sold in reliance upon the exemption afforded by the provisions of Regulation S under the Securities Act.

With respect to the foregoing private placement offering, the Company issued 12,500,000 warrants to purchase the Company's common stock to a placement agent.

Pursuant to the terms of the Subscription Agreement in connection with the foregoing sale of units, the Company has granted the investors registration rights with respect to the shares of common stock and shares of common stock underlying the warrants purchased. Pursuant to the Subscription Agreement, the Company had undertaken to file a registration statement with the Securities and Exchange Commission within 60 days of the closing of the sale of units.

On March 3, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") that, through inadvertence and oversight, the Company had authorized and the Company's transfer agent had issued, an aggregate of 11,610,178 unlegended shares of the Company's common stock in excess of the shares of its common stock allocated in the Registration Statement filed by the Company on Form SB-2, which was declared effective by the SEC on July 18, 2005. The amount issued does not exceed the aggregate number of shares included in such Registration Statement. The Company has reviewed and revised its controls and procedures, with regard to the issuance of securities, to ensure full compliance with Federal Securities Laws in the future, and has formally requested that its transfer agent do so as well. As at December 31, 2005, there were 2,135,543 excess shares of common stock issued.

On March 28, 2006, the Company extended a special warrant offer (the "Special Warrant Offer") to all holders of the Company's Series A and Series B Warrants issued on February 25, 2005, April 29, 2005 and August 16, 2005 expiring five years after such dates (the "Original Warrants"). As part of the Special Warrant Offer, the exercise price of the Original Warrants was reduced to the exercise price of $0.04 per share (the "Reduced Exercise Price").

The Company and the holders consummated the Special Warrant Offer in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and pursuant to Regulation D promulgated thereunder. Based in material part upon the representations of the holder in the Form of Election to Purchase, the Company has complied and will comply with all applicable federal and state securities laws in connection with the offer, issuance and sale of the securities pursuant to the Special Warrant Offer.

Neither the Company nor anyone acting on its behalf, directly or indirectly, has or will sell, offer to sell or solicit offers to buy any of the securities or similar securities to, or solicit offers with respect thereto from, or enter into any negotiations relating thereto with, any person, or has taken or will take any action so as to bring the issuance and sale of any of the securities under the registration provisions of the Securities Act and applicable state securities laws, and neither the Company nor any of its affiliates, nor any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Securities Act) in connection with the offer or sale of any of the securities.

The Special Warrant Offer commenced on 11 a.m. Eastern Time on March 30, 2006 and expired at 5:00 p.m. Eastern Time on April 10, 2006. Thereafter, all the Original Warrants that were not exercised pursuant to the Special Warrant Offer continue to retain all of their previous rights and remain in full force and effect.

A total of 8,400,000 Series A and Series B Warrants for gross proceeds of $336,000 were exercised by certain holders for cash, which also resulted in reinstatement of 6,046,096 shares of the Company's common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Callable Secured Convertible Notes.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the related notes thereto, and other financial information included herein. The information in this Report includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

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

However, we lacked the funds necessary to market and sell our developed products. As a result, in October 2002, we entered into a license agreement with our then principal stockholder, Global Alpha Corporation ("GAC") pursuant to which GAC was granted an exclusive license to our software and systems commonly referred to as the "IC3D Framework" (the "System"). The System encompassed substantially all of our software including software developed to support multi-user online collaborative interactivity in a broad variety of applications employing a variety of virtual media over a number of networks including the Internet and intra-nets. In October 2002 we terminated substantially all of our employees, and except for our license agreement, ceased all of our prior operating activities. Our principal activities became directed to reducing our liabilities and seeking possible acquisitions. Management's objective was to acquire an operating company that has experienced management and the potential for profitable growth in exchange for our securities.

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

Description of the Company Post-Merger
--------------------------------------

Following the merger with Cavio, we realigned our business strategy to leverage the core operations of each of our subsidiaries. We have five subsidiaries:
Cavio, Veridicom Inc., Veridicom Canada, Veridicom Pakistan and EssTec.

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

We have a management team with combined experience in sales and marketing, vertical market knowledge, technology development, and hardware integrated circuit design. In addition, we will have access to a network of advisors and consultants with significant expertise in technology, government, security, and financial services. These advisors will be invited to form a more formal advisory board to provide strategic direction for products and services, and, they may be leveraged to provide targeted business development contacts in key target markets.

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

Because of heightened demand from other manufacturers of products in the electronic and biometric industry, and because some present and potential competitors have financial, marketing and manufacturing resources greater than we have, the lead times and delivery times from suppliers for some of the components required for the manufacture of our products are longer than anticipated. However, we expect that we will be able to complete our current manufacturing cycle for the 18,000 ICs and 10,000 VKIs and have these available for delivery by the end of June 2006.


Operations
----------

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

We have five subsidiaries: Esstec, Essential Tec Pakistan (Private) Limited ("Pakistan Ltd."), Veridicom Inc., Cavio, and Veridicom International (Canada) Inc. ("Canada Inc.").

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

Principles of Consolidation
---------------------------

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

The historical results for fiscal 2005 include the Company and all its subsidiaries. The historical results for fiscal 2004 include Cavio from the merger date of February 20, 2004.

General
-------

Following the completion of the transaction with EssTec and Veridicom Inc. in 2003 and with Cavio in February 2004, we have been engaged primarily in aligning the operations of the subsidiaries with the objective of streamlining and consolidating technologies and operations as necessary, reducing costs and seeking additional capital.

As part of the process of streamlining and consolidation of operations, we closed and relocated our Sunnyvale, California facility in April 2004. The direct costs incurred for this amounted to $31,575.

Since May 2004, we have focused our resources on product development, including hardware and software enhancements, as well as on marketing efforts.

We intend to continue the transition of our Company from research & development to the manufacturing and sales of our products and to seek the financial resources required to do so.

Net Revenue
-----------

Net revenue for fiscal 2005 of $392,734 increased by $7,881 compared to fiscal 2004. Net revenue in fiscal 2005 is mainly in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology, whereas net revenue in fiscal 2004 was mainly in respect of sales of capacitive fingerprint sensors only.

Cost of Goods Sold
------------------

Cost of goods sold during 2005 was mainly for product components purchased from suppliers and the cost of finished products from existing inventory. These amounted to $344,764 in fiscal 2005 and increased by $132,701 compared to fiscal 2004. This is due to unexpected yield losses and spoilage in manufacturing of our products.

Gross Profit
------------

The gross profit on sales in fiscal 2005 is $47,970 compared to gross profit of $172,790 for fiscal 2004. The decrease in the gross profit of $124,820 is due to yield losses and spoilage in manufacturing of our products that resulted in higher than usual cost of goods sold an uncollectibility of amounts from sales which lowered sales revenues.

General and Administrative Expenses
-----------------------------------

General and administrative expenses, which include non-cash compensation expense of $858,587, amounted to $3,526,264 in fiscal 2005 compared to $3,441,793 in fiscal 2004. This increase of $84,471 in general and administrative expenses is mainly in respect of:

      o Salaries , which increased from $1,286,000 in 2004 to $1,393,000 in 2005 as a result of the hiring of new software development, hardware development, and administrative staff;
      o Marketing expenses, which increased from $21,000 in 2004 to $98,000 in 2005 due to increased marketing efforts to introduce our core product (VKI) to the market. Substantial number of these products was distributed to potential marketing firms as samples;
      o Insurance expense, mainly for officers and directors, increased from $49,000 in 2004 to $82,000 in 2005;
      o Telephone and internet expenses for 2005 increased by $13,000 compared to 2004.
      o Office administration expenses, which decreased from $411,000 in 2004 to $391,000 in 2005;
      o Professional fees, which include legal, accounting and auditing fees, decreased from $607,000 to $583,000;
      o     Travel expenses decreased by $40,000;
      o Commissions and fees, mainly related to new equity and debt investments decreased from $147,000 in 2004 to $84,000 in 2005;

Research and Development
------------------------

Research and development expenditure for the fiscal 2005 was $1,274,127, compared to $495,577 in 2004. The increase in this expense is mainly in respect of salaries for personnel in product development, including hardware and software enhancements.

Interest Expense
----------------

Interest expense for the fiscal 2005 amounting to $2,000,249 compared to interest expense of $94,145 for the same period in 2004 was due to amortization of the discount and accrued interest on the notes payable. The significant increase in interest expense in fiscal 2005 is mainly due to interest expense of beneficial conversion feature and amortization of deferred finance charges resulting from the convertible notes issued in 2005.

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

On August 16, 2005 the third round of the private placement was completed for aggregate proceeds of $1,700,000, less $80,000 for amounts not collectible.

Since October 1, 2005 we are in default in making repayments of principal and interest at the default rate of 15% per annum on the callable secured notes.

Following the signing of an Omnibus Waiver and Consent by the majority of the Callable Secured Convertible Note Holders in January 2006, on February 1, 2006, the Company completed a private placement offering of 10,000,000 units to accredited investors for an aggregate purchase price of $400,000. Each unit consisted of one share of the Company's common stock, and one warrant to purchase one share of the Company's common stock.

On March 28, 2006, the Company extended a special warrant offer (the "Special Warrant Offer") to all holders of the Company's Series A and Series B Warrants issued on February 25, 2005, April 29, 2005 and August 16, 2005 expiring five years after such dates (the "Original Warrants"). As part of the Special Warrant Offer, the exercise price of the Original Warrants was reduced to $0.04 per share (the "Reduced Exercise Price").

A total of 8,400,000 Series A and Series B Warrants for gross proceeds of $336,000 were exercised by certain holders for cash, which also resulted in reinstatement of 6,046,096 shares of the Company's common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Callable Secured Convertible Notes.

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

If we are able to raise the required additional financing and if we are able to generate funds from operations by fulfillment of orders and product deliveries during 2006, we expect to have sufficient funds to meet our operating requirements for the remainder of 2006.

In addition, if the holders of the private placement financing notes exercise their option to convert all of these into common stock of our company, we would not then be required to repay the principal and interest on these notes and would therefore enhance our cash flow by approximately $550,000 per quarter. However, the noteholders are not under any obligation to convert the notes into our common stock.

Off-Balance Sheet Arrangements
------------------------------

None.

Dividends and Distributions
---------------------------

We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.

Critical Accounting Policies
----------------------------

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

Going Concern
-------------

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005 we have incurred a net loss of $9,230,263 and have a working capital deficit of $2,781,476, which raises substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Long Lived assets
-----------------

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

Patents
-------

The company has several international patents for its biometric technology, as well as several pending patent applications. The patents are being carried at a fair value of $200,000.

Goodwill
--------

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. If the actual results, or the plans and estimates, used for future impairment analysis are lower from the original estimates used to assess the recoverability of those assets, the Company could incur additional impairment charges

Revenue Recognition
-------------------

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment.

Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions .

The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

The Company and Veridicom Inc. recognize revenues at the point of shipment of products.

Stock Based Compensation
------------------------

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

Software Development Costs
--------------------------

Costs related to the development of software are expensed as incurred until technological feasibility in the form of a working model has been established in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The time period between the establishment of technological feasibility and completion of product development is expected to be short; therefore the Company has not capitalized any product development costs during the period.

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

Litigation and settlement costs
-------------------------------

From time to time, we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. In addition the resolution of any future intellectual property litigation may require us to pay damages for past infringement or one-time license fees or running royalties, which could adversely impact gross profit and gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for the Company. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.

Recent Accounting Pronouncements
--------------------------------

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

In June 2005, the Emerging Issues Task Force ("EITF") issued No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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


RISK FACTORS

In addition to the other information contained on this Form 10-KSB report, the following risk factors should be considered carefully.

The Company may have violated Federal Securities Laws
-----------------------------------------------------

Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On March 3, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") that, through inadvertence and oversight, the Company had authorized and the Company's transfer agent had issued, an aggregate of 11,610,178 unlegended shares of the Company's common stock in excess of the shares of its common stock allocated in the Registration Statement filed by the Company on Form SB-2, which was declared effective by the SEC on July 18, 2005. The amount issued does not exceed the aggregate number of shares included in such Registration Statement. The Company has reviewed and revised its controls and procedures, with regard to the issuance of securities, to ensure full compliance with Federal Securities Laws in the future, and has formally requested that its transfer agent do so as well. As at December 31, 2005, there were 2,135,543 excess shares of common stock issued.


Until such time as the above issuance of excess shares of common stock is cured and rectified in a manner satisfactory to the regulators, this could impact the Company's ability to raise additional capital in the market and hence its on-going and future operations.


The Company may face litigation from the Regulators and other interested parties and could incur significant legal and other costs, including any financial penalties that may be imposed. Any such action will negatively impact the Company's liquidity and operations.


We may be subjected to additional litigation and claims in the future.
----------------------------------------------------------------------


Particulars of the legal proceedings in which we are currently involved are provided under Item 3 "Legal Proceedings"


If we are subjected to other lawsuits or claims in the future, the costs and other effects of litigation and disputes, including the diversion of time and resources, and including claims, settlements, judgments, and changes in those matters, could have a material adverse effect on our business and financial condition.

Our stock price is volatile and could decline in the future.
------------------------------------------------------------

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

We have an accumulated deficit, are not currently profitable and expect to incur significant expenses in the future as we implement our new business model, which may reduce our profitability.
--------------------------------------------------------------------------------

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

Our auditors have indicated substantial doubt concerning our ability to continue operations as a going concern.
--------------------------------------------------------------------------------

Our auditors have substantial doubt concerning our ability to continue as a going concern as of the year ended December 31, 2005. We cannot assure you that our ability to obtain additional customers or financing sources will be impaired as a result of this qualification. Additionally, we cannot assure you that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins and therefore remain a going concern.

We will be required to raise additional capital to fund our operations.
-----------------------------------------------------------------------

We just completed the last of three rounds of a private placement to raise an aggregate of $5,100,000. The first of three equal installments of $1,700,000 was received in February, 2005, the second was received in May, 2005 and the third closing of $1,700,000 was completed on August 16, 2005. If we cannot raise additional needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.
--------------------------------------------------------------------------------

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

Risks related to our business
-----------------------------

We face intense competition from other biometric security solution providers as well as identification and security systems providers.
--------------------------------------------------------------------------------

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

We expect competition to increase and intensify in the near term in the biometrics markets. Companies competing with us may introduce products that are competitively priced, has increased performance or functionality or incorporate technological advances not yet developed or implemented by us.

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

We will need to raise additional equity or debt financing in the future.
------------------------------------------------------------------------

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

Our business will not grow unless the market for our security solutions expands both domestically and internationally.
--------------------------------------------------------------------------------

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

The biometrics industry is characterized by rapid technological change and evolving industry standards, which could render our existing products obsolete.
--------------------------------------------------------------------------------

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

Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors.
--------------------------------------------------------------------------------

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

Defects in our products and services could diminish demand for our products and services, which may harm our business.
--------------------------------------------------------------------------------

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

Our products and services are used in systems with other vendors' products. These products and services can be adequately tested only when they are successfully integrated with these systems. Errors may be found in new products or releases after shipment and our products and services may not operate as expected. Errors or defects in our products and services could result in:

      o     loss of revenues and increased service and warranty costs;
      o     delay in market acceptance;
      o     loss of salaries; and
      o     injury to our reputation.
      o We may be subject to loss in market share and market acceptance as a result of manufacturing errors, delays or shortages.

We may be subject to loss in market share and market acceptance as a result of manufacturing errors, delays or shortages.
--------------------------------------------------------------------------------

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

Our existing and proposed international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.
--------------------------------------------------------------------------------

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

If we fail to attract and retain employees, our growth could be limited and our costs could increase, which may adversely affect our results of operations and financial position.
--------------------------------------------------------------------------------

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

Our failure to maintain the proprietary nature of our technology, intellectual property and manufacturing processes could have a material adverse effect on our business, operating results and financial condition and on our ability to compete effectively.
--------------------------------------------------------------------------------

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

Failure to increase our brand awareness could limit our ability to compete effectively.
--------------------------------------------------------------------------------

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

We have a lengthy sales and implementation cycle, which increases the cost of completing sales and renders completion of sales less predictable.
--------------------------------------------------------------------------------

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

We may be adversely impacted by the events of and actions in response to September 11, 2001. A recurrence of terrorist attacks may have a material adverse impact on our business plan, operations and financial condition.
--------------------------------------------------------------------------------

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

Risks relating to our current financing arrangement
---------------------------------------------------

There are a large number of shares underlying our callable secured convertible notes, and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.
--------------------------------------------------------------------------------

As of April 28, 2006 we had 47,650,302 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 8,050,513 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 10,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible have increased due to exercise price adjustments due to default. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

As there is an event of default, the continuously adjustable conversion price feature of our callable secured convertible notes become applicable, which could have a depressive effect on the price of our common stock.
--------------------------------------------------------------------------------

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

If we are required for any reason to repay our outstanding callable secured convertible notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the callable secured convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.
--------------------------------------------------------------------------------

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

Risks related to our common stock
---------------------------------

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.
--------------------------------------------------------------------------------

Although our common stock trades on the Over-the-Counter Bulleting Board (the "OTCBB"), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock
Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

      o     the issuance of new equity securities;
      o     changes in interest rates;
      o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
      o     variations in quarterly operating results;
      o     change in financial estimates by securities analysts;
      o     the depth and liquidity of the market for our common stock;
      o investor perceptions of our company and the technologies industries generally; and general economic and other national conditions.


The limited prior public market and trading market may cause volatility in the market price of our common stock.
--------------------------------------------------------------------------------

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

Our common stock could be considered a "penny stock."
-----------------------------------------------------

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

Broker-dealer requirements may affect trading and liquidity.
------------------------------------------------------------

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

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.
--------------------------------------------------------------------------------

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

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to effect a change-in-control.
--------------------------------------------------------------------------------

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


ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to our audited consolidated financial statements and Reports of the Independent Registered Public Accounting Firms beginning at page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On July 14, 2005, the Company dismissed AJ. Robbins, PC ("AJ Robbins") as its independent public accountants. Further, on July 14, 2005, the Company engaged Manning Elliott LLP ("Auditor") as its principal independent accountant. This decision to engage Auditor was taken upon the unanimous approval of the Board of Directors of the Company.

During the last two fiscal years ended December 31, 2004 and December 31, 2003 and through July 14, 2005, (i) there were no disagreements between the Company and AJ Robbins on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of AJ Robbins would have caused AJ Robbins to make reference to the matter in its reports on the Company's financial statements, and (ii) AJ Robbins' reports on these financial statements were modified as to uncertainty that the Company will continue as a going concern; other than this, AJ Robbins' reports on the Company's financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the last two most recent fiscal years ended December 31, 2004 and December 31, 2003 and through July 14, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two most recent fiscal years and through July 14, 2005 the Company has not consulted with Auditor regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

The Company had requested that AJ Robbins furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of this letter was attached as Exhibit 16.1 with the Form 8K that was filed by the Company on July 18, 2005

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the fiscal year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

We were advised by Manning Elliott LLP, our independent auditors that during their performance of audit procedures related to our financial statements for the fiscal period ended December 31, 2005, they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The material weaknesses are described below:

INADEQUATE FINANCIAL STATEMENT PREPARATION AND REVIEW PROCEDURES. We do not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient a) review and supervision within the accounting and finance departments; b) underlying accurate data to ensure that balances are properly summarized and posted to the general ledger; and c) technical accounting resources. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

      o We have begun to identify a list of key policies and procedures needed to improve our financial statement preparation and review process
      o Significant transactions are reviewed and approved by a supervisor before recording in the accounting records and financial statements

      o We have implemented a uniform chart of accounts for all subsidiaries so that consolidation and review of accounting records are easier and more accurate
      o Some administrative duties completed by our internal accountant have been transferred to other departments allowing the accounting department to focus on record keeping
      o We have enhanced our internal procedures for journal entry recording and approvals on a timely basis and for efficient and accurate consolidations and reporting
      o We have added to our review procedures on, and documentation of, our accounts, including the preparation of memoranda to support our significant judgments and estimates each quarter

INADEQUATE CONTROLS OVER EQUITY TRANSACTIONS. We do not have adequate review and supervision controls or sufficient supporting documentation of certain equity-related transactions to ensure that equity transactions are properly valued and recorded on a timely basis. As a result, adjustments in the equity accounts and financial statements could occur. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

      o We disclosed on Form 8K filed in March 2006 that we inadvertently issued shares. This was an isolated situation related to Convertible Notes. The required procedures and controls to be followed by the Company and by the transfer agent have now been revised and corrected to prevent the same error from occurring.
      o Significant transactions are reviewed and approved by senior management before recording in the accounting records and financial statements

INADEQUATE ENTITY LEVEL CONTROLS. We do not have effective entity level controls. These weaknesses include

      (i) weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting;
      (ii) weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

If we were not, or are not in future periods, successful in identifying these control weaknesses, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

      o To address the lack of adequate accounting and finance resources and lack of effective segregation of duties, we have implemented an increased level of internal reviews and approvals. These procedures include review and approval by the CEO of significant transactions with financial reporting risk.

INADEQUATE SEGREGATION OF DUTIES. We do not have adequate procedures and controls in place to ensure proper segregation of duties within the contract approval processes. As a result, adjustments in the financial statements could occur and not be prevented or detected by our controls in a timely manner.

      o We will ensure that adequate procedures are in place so that all material agreements and contracts entered into by the Company are approved by the Board of Directors.

      o Refer to the response in the above section on inadequate entity level controls for planned response.

INADEQUATE CONTROLS OVER TIMELY PREPARATION OF BANK RECONCILIATIONS. We do not have adequate controls to ensure timely preparation of bank reconciliations. This could prevent us from recording cash receipts/payments accurately and timely. As a result, misappropriation of assets and material misstatements in our financial statements could occur and not be prevented or detected by our controls in a timely manner. If we were not, or are not in future periods, successful in recording cash transactions supported by timely cash reconciliations, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

      o We enhanced our internal procedures for the timely preparation of bank reconciliations.

INADEQUATE CONTROLS OVER INVENTORY AND COST OF REVENUES. We do not have adequate procedures and controls to ensure that cost of revenues transactions are accurately recorded in the correct period, and that any resulting adjusting entries are accurately and timely recorded in our general ledger. We do not have adequate control over physical inventory quantities. As a result, material post-closing adjustments have been posted to our general ledger.

      o We will implement internal control procedures to ensure our inventory quantities are updated on a timely basis and reflect the actual quantities on hand during our quarterly and annual reporting periods.


Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected.

We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this
Item 8A for a more complete understanding of the matters covered by the certification

ITEM 8B. OTHER INFORMATION

None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information Concerning Our Directors and Executive Officers
-----------------------------------------------------------

Our executive officers and directors and their respective ages and positions as of April 26, 2006 are as follows:

Name                Age   Position
----                ---   ------------------------------------------------------
Paul Mann           47    Chief Executive Officer and Director
Bill Cheung         34    Director
Jeremy Coles        51    Director
Shannon McCallum    41    Director
Dan Stryker         50    President
Bashir Jaffer       60    Chief Financial Officer and Secretary
Hamid Baradaran     44    Vice President, Hardware Development and Manufacturing


Paul Mann, Chief Executive Officer and Director. Mr. Mann has held a variety of international posts throughout Europe including: Sales and Marketing Manager, Erith PLC, England; National Sales and Marketing Director, Eurodata Limited, UK; and Sales and Marketing Director ASB Grunland, Ludwigsburgh, Germany. In Canada, Mr. Mann has served as President of an international business referral service linking global trade opportunities, and has worked to spearhead the international sales and marketing initiatives of The Business Development Corporation. Mr. Mann's background in international trade and international business development led to the creation of Cavio and since its inception in 1998, he has been its Chief Executive Officer.

Bill Cheung, Director. Mr. Cheung was appointed to our Board of Directors in May 2003. Mr. Cheung has been a partner of Manhattan Capital Partners, Inc., an investment advisory company, since 2002. Prior to that, Mr. Cheung spent ten years in the industrial manufacturing industry as a partner of National Plastics (China) and Sino Energy (Hong Kong).

Jeremy Coles, Director. Mr. Coles was appointed to our Board of Directors in June 2004. Mr. Coles has been a managing director at Beaufort International Associates Limited since September 1998. Prior to that, Mr. Coles was a self-employed research and marketing consultant.

Shannon McCallum, Director. Mr. McCallum was appointed to our Board of Directors in June 2004. Mr. McCallum has been employed with the U.S. Department of Defense for the past five years, where he has provided security risk management services for homeland defense matters. Mr. McCallum was previously president of The McCallum Risk Company, a private consulting company specializing in eCommerce risk, fraud detection and IT security infrastructure evaluations for homeland security. Mr. McCallum was also Manager, Internet Fraud Investigations & Security for Travelocity.com, a leading provider of online travel services.

Dan Stryker, President. Mr. Stryker has over 20 years of successful technology sales and business development experience, focusing in the areas of enterprise solutions integration, internet security, e-business strategies, business intelligence and telecommunications. From August 2001 to date, Mr. Stryker has served as the Founder and CEO of Global Access Integrated Network Services LLC,("GAINS LLC") based in Verona, NJ. GAINS LLC is a Biometric Systems Integrator that specializes in fingerprint biometric enrollment services, project management, and providing complete biometric identification integration solutions and services. From February 2000 to August 2001, Mr. Stryker was the Vice President, Business Development and Worldwide Sales at Y-Point Inc., located in Hazlet, NJ. Y-Point Inc. was a back-end web development company and systems integrator specializing in financial services and project management. Prior to February 2000, Mr. Stryker was based in Madison, NJ and served as the Director, Strategic Sales with Veridicom Inc., of Santa Clara, CA.

Bashir Jaffer, Chief Financial Officer and Secretary. Mr. Jaffer was appointed as our Chief Financial Officer on March 1, 2004. Mr. Jaffer has been a member of the Canadian Institute of Chartered Accountants since 1976. He is also a Fellow of the Institute of Chartered Accountants of England and Wales. From 1998 to 2003, Mr. Jaffer was the owner and President of a travel management company. From 1983 to 1998, Mr. Jaffer was a partner at a firm of chartered accountants located in Vancouver, British Columbia. Prior to that, Mr. Jaffer worked for a public company and an international firm of chartered accountants located in London, England. Mr. Jaffer also worked at KPMG (formerly Thorne Riddell) and PricewaterhouseCoopers (formerly Coopers & Lybrand) both located in Vancouver, British Columbia.


Hamid Baradaran, VP, Hardware Development and Manufacturing. Mr. Baradaran joined our company as our Vice President, Hardware Development and Manufacturing in July, 2004. Mr. Baradaran has over twenty-one years of diverse research and development experience with leading telecommunication/ data communication corporations. Mr. Baradaran also has over 15 years direct experience in hardware design and manufacturing, including IC and systems level design, having served as the director of hardware development in Califonia with Gluos Networks from 2002 to 2004, with Othios from 2000 to 2002 and with Alcatel USA from 1996. Mr. Baradaran has previously developed new products and has particular strengths in high-speed digital design, printed circuit board design, high-speed signal integrity, high-speed PCB layout, system electromechanical design & mechanical design. Mr. Baradaran has a Bachelor of Science in Electrical Engineering, received in 1982 from California State University, Fullerton, California. He has also been the recipient of several patents and awards.

There are no family relationships between any of our directors or executive officers.

Executive Officers

We have an employment agreement with Paul Mann. The remaining officers serve at the discretion of our board of directors and hold office until their successor is elected and qualified or until their earlier resignation or removal.

Board Committees

Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. None of our independent directors qualify as an "audit committee financial expert."

The Board of Directors has not adopted a specific process with respect to security holder communications, but security holders wishing to communicate with the Board of Directors may do so by mailing such communications to the Board of Directors at our offices.

Code of Ethics

We have not yet adopted a "code of ethics", as defined by the SEC that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

Director Compensation

Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Directors are also eligible to receive annual stock option grants approved by the Board.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, all of our insiders complied with all filing requirements during 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

                           Summary Compensation Table
                           --------------------------

(a)                                              (b)       (c)         (d)           (e)              (f)

                                                                                    Other          Restricted
                                                         Salary       Bonus        Annual          Stock Award
Name and principal Position                     Year       ($)         ($)      Compensation           ($)
---------------------------                     ----     -------      ------    ------------       -----------
Charles Lesser, Former President            (1) 2003       69,631                     14,369 (2)

Paul Mann, CEO                                  2004      175,000        -
Bashir Jaffer, CFO                              2004      100,000        -
Hamid Baradanan, VP Hardware Development        2004      100,000        -
Terry Laferte, VP Software Development          2004      100,000        -
Cameron Adams, VP Strategic Devt & Sales        2004      100,000        -


Current year, 2005
------------------
Paul Mann, CEO                                  2005      175,000        -
Bashir Jaffer, CFO                              2005      100,000 (4)    -
Hamid Baradanan, VP Hardware Development        2005      100,000        -

                       ----------------------------------

                                                    Long Term Compensation
                                       ---------------------------------------------
Annual Compensation                       Awards                            Payouts
------------------------------------------------------------------------------------
                                           (g)              (h)              (i)
                                       Securities
                                       Underlying          LTIP           All Other
                                        Options /         Payouts       Compensations
                                         SARs (#)           ($)              ($)
                                       -----------      -----------     ------------
Charles Lesser, Former President            60,000 (1)
                                                   (3)
Jeremy Coles, Director                      50,000
Shannon McCallum, Director                 100,000
Bill Cheung, Director                            0
Paul Mann, CEO                             200,000 (5)
Bashir Jaffer, CFO                         100,000
Hamid Baradaran, VP Hardware               100,000
Development

(1)   Retained in April 2003.

(2)   Represents premiums paid on an insurance policy.

(3) Options were originally granted on April 1, 2003 vesting 2,500 shares per month over a period of 24 months. Mr. Lesser resigned in February 2004 and at that time 24,000 options were vested.

(4) Remuneration for certain officers is paid in Canadian currency at $130,000 per annum. These have been stated above as US $100,000 per annum

(5) Stock options to the CEO & President consist of 150,000 options under the terms of his employment agreement and 50,000 options under the 2004 Stock Option Plan

Option/SAR Information

The following table sets forth stock options granted by us to the named executive officers in the most recent fiscal year.

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants
                               -------------------

                                                   Percent of
                                    No. of           Total
                                  Securities      Options/SARs
                                   Underlying      Granted to
                                  Options/SARs    Employees in
                                     Granted      Fiscal Year     Exercise or
 Director / Officer                    (#)           (1)(2)        Base Price      Expiration
                                                                     ($/Sh)            Date
----------------------------      ------------    -----------     -----------      -----------
Paul Mann, CEO                        200,000          27.59%     $     1.79        See Note 3
Bashir Jaffer, CFO                    100,000          13.79%
Hamid Baradaran, VP Hardware          100,000          13.79%


(1) 1,155,000 stock options were granted in February and April 2005. Of these, 430,000 lapsed during the year and currently, the outstanding number of options are 725,000

(2) Options vest monthly over 24 months from the date of Grant for Directors and employees who were with the Company from March 1, 2004 to June 30, 2004. Options vest monthly over 24 months from the date of Grant for Directors and employees who were with the Company from March 1, 2004 to June 30, 2004. For directors and employees who joined on or after July 1, 2004 the options vest monthly over 36 months from the grant date.

(3) The shares will be free trading at the time of exercise of vested options. Options can only be exercised one year following the date of grant of the options. Options expire 5 years after the grant date or 90 days after cessation of employment or directorship

Employment Agreements with Executive Officers

We entered into an employment agreement with our current Chief Executive Officer, Paul Mann. The term of the agreement is one year and is automatically renewable. Under the terms of the agreement, Mr. Mann receives a base salary of $175,000 and is eligible for an additional bonus based on our revenue performance. Under the terms of this employment agreement, Mr. Mann is also entitled to a ten-year stock option for 150,000 shares of our common stock at an exercise price of $3.50 per share.

We have not entered into employment agreements with our other executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 26, 2006 by:


      o each person known by us to be the beneficial owner of more than 5% of our Common Stock;
      o     each of our directors;

      o     each of our executive officers; and
      o     our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

Unless indicated otherwise, the address for each person named is c/o Veridicom International, Inc., 21 Water Street., 5th Floor, Vancouver, British Columbia V6B 1A1, Canada

                                                                     Amount and
                                                                     Nature of
                                                                     Beneficial            Percentage
Named Executive Officers and Directors:                              Ownership              of Class
----------------------------------------                             ----------             -------
Paul Mann, Director, Chief Executive Officer                         3,113,267  (1)           6.5%
Dan Stryker, President                                                       0                  0%
Bashir Jaffer, Chief Financial Officer and Secretary                   100,000                0.2%
Hamid Baradaran, VP, Hardware Development & Manufacturing              100,000                0.2%
Bill Cheung, Director                                                  713,512  (2)           1.5%
Shannon McCallum, Director                                             100,000                0.2%
Jeremy Coles, Director                                                  66,634                0.1%

All current directors and named officers as a group (7 in all)       4,193,473                8.8%

5% Stockholders:
----------------
Dara Bashir Khan                                                     3,750,000                7.9%
F12 Off Hatim Alvi Road
Block 4 Old Clifton
Karachi Pakistan

Palmira Advisors S C                                                 2,500,000                5.2%
Avenida Palmira 142
Cuernavaca Morelos
62490 Mexico

(1)   Includes options to purchase 200,000 shares of Common Stock.

(2) Includes (i) options to purchase 285,714 shares of Common Stock, owned by Manhattan Capital Partners, LLC of which Mr. Cheung is a partner, (ii) options to purchase 150,000 shares of Common Stock and (iii) 277,858 shares in the name of Manhattan Capital Partners.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnification agreements with certain of our directors and executive officers pursuant to which we have agreed to indemnify any officer or director against all costs associated with the defense of any action brought against him or her in his/her capacity as our officer or director.

We have entered into agreements with Manhattan Capital Partners ("Manhattan") and its affiliates to provide consulting and stock placement services. We paid Manhattan a total of $115,714 during the year ended December 31, 2005 and $316,028 during the year ended December 31, 2004. At December 31, 2003 Manhattan had advanced to us $110,005 in a non-interest bearing short-term loan, which was repaid in 2004. Manhattan is related due to one of the principals who is one of our directors.

We have an unsecured, non-interest bearing short-term advance from Paul Mann, our CEO, in the amount of $83,719 as of December 31, 2005 (2004: $218,899). These advances are without any specified repayment terms.

We had an unsecured short term loan from Tall Enterprises Ltd. (a company controlled by Terry Laferte, a former officer of the Company) amounting to $64,000 as at December 31, 2004; bearing interest at 7% per annum and due on or before June 30, 2005. Thos loan was paid in full in March 2005.

We have an unsecured loan from Global Ventures Advisors, a company controlled by a former director of our subsidiary in Pakistan, Veridicom Pakistan (Private) Ltd., as at December 31, 2005 amounting to $366,214; bearing interest at 12% per annum and due on or before June 30, 2007, with an option to convert to common stock in the event of default in repayment by the Company.

In January 2005, the Company entered into a Consulting Agreement for a term of 24 months at $10,000 per month with Taktical Advisory Group of United Arab Emirates (UAE), a company affiliated with a former related party, for consulting services to develop strategic alliances, business development, securing distribution channels, and to provide representation in the UAE.

On November 3, 2003, Veridicom Inc. our subsidiary, entered into a five year Marketing and Distribution Agreement with Biocom Co. Ltd., ("Biocom") a Korean corporation and Gyung Min Kim, our former director. Under the terms of this Agreement Biocom was appointed as our exclusive distributor for all the sale and servicing of the Company's products in Korea.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties exclude themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Equity Compensation Plan Information
------------------------------------

The following table summarizes our equity compensation plan information as of December 31, 2004.

In February and April 2005, the Board of Directors of the Company approved the granting of 1,115,000 stock options to officers, directors and employees of the Company under the 2004 Stock Option Plan. Of these, 430,000 have lapsed as at December 31, 2005.


--------------------------------------------------------------------------------
                                                                        Number of Shares
                                                                           Remaining
                                                                           Available
                                      Number of                            for Future
                                      Shares to        Weighted-            Issuance
                                   Be Issued upon       Average           Under Equity
                                     Exercise of     Exercise Price       Compensation
                                     Outstanding     of Outstanding     Plans (Excluding
                                       Options,         Options,             Shares
                                       Warrants       Warrants and        Reflected in
                                      and Rights         Rights            Column (a))
        Plan Category(1)                 (a)               (b)                (c)
-----------------------------        -------------    ------------      --------------
Equity Compensation plans
approved by stockholders

2004 Stock Option Plan                     725,000        $1.79              845,000

2000 EssTec Plan                         1,391,212        $2.61              548,292

1999 Alpha Virtual Plan                  1,058,082        $1.40            4,441,918

Equity Compensation plans
not approved by stockholders                    --           --                   --
-----------------------------        -------------    ------------      --------------
Total                                    3,174,294        $2.02            5,835,210
=============================        =============    ============      ==============

ITEM 13. EXHIBITS

(a) Exhibits.

   Exhibit
   Number
------------


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

      32.1  Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section   1350  as  adopted   pursuant   to   Section   906  of  the
            Sarbanes-Oxley Act of 2002.

      32.1  Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section   1350  as  adopted   pursuant   to   Section   906  of  the
            Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In July 2005, A J Robbins,PC were dismissed as the Company's auditors and Manning Elliott LLP, Chartered Accountants were appointed as our auditors by the Board of Directors.

Aggregate fees billed by our independent public accountants for the years ended 2005 and 2004 are as follows:

                                                        2005          2004
                                                     ---------     ---------
Audit fees........................................   $ 47,500(1)    $ 223,568
Audit related fees................................   $     --       $      --
Tax fees..........................................   $     --       $   1,193
All other fees....................................   $     --       $      --

(1) Fees billed during fiscal 2005 by Manning Elliott LLP were $20,000 of this amount.

The Board has considered the provision of non-audit services provided by our independent public accountants to be compatible with maintaining their independence. The Board will continue to approve all audit and permissible non-audit services provided by our independent public accountants. These services may include audit services and related services, tax services, and other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VERIDICOM INTERNATIONAL, INC.

                                        By: /s/ Paul Mann
                                            ------------------------------------
                                            Name:  Paul Mann
                                            Title: President
                                                   (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                 Title                              Date


/s/ Paul Mann                President, Chief Executive Officer,
------------------------     Director (Principal Executive
Paul Mann                    Officer)                               May 2, 2006


/s/ Bashir Jaffer            Chief Financial Officer (Principal
------------------------     Financial Officer), Secretary          May 2, 2006
Bashir Jaffer


/s/ Bill Cheung
------------------------
Bill Cheung                  Director,                              May 2, 2006


/s/ Jeremy Coles
------------------------
Jeremy Coles                  Director                              May 2, 2006


/s/ Shannon McCallum
------------------------
Shannon McCallum             Director                               May 2, 2006

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)
                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE


Reports of Independent Registered Public Accounting Firms                  F-1

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations and Other Comprehensive
 Income (Loss)                                                             F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit)        F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-7

                               [GRAPHIC OMITTED]

MANNING ELLIOTT                            11th floor, 1050 West Pender Street,
CHARTERED ACCOUNTANTS                      Vancouver, BC, Canada V6E 3S7
                                           Phone: 604.714.3600 Fax: 604.714.3669
                                           Web: manningelliott.com

             Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Veridicom International, Inc.

We have audited the accompanying consolidated balance sheet of Veridicom International, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Veridicom International, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, were audited by other auditors in their report dated February 11, 2005. Those auditors expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veridicom International, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred significant operating losses from operations. The Company will need additional equity/debt financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning Elliot LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
April 14, 2006

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Veridicom International, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Veridicom International, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veridicom International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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


                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 11, 2005

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                        2005            2004
                                                                   ------------    ------------
Current assets
   Cash                                                            $         --    $     53,866
   Accounts receivable, net                                              47,358          15,791
   Accounts receivable, related party                                   119,378          32,794
   Subscriptions receivable                                                  --         420,000
   Inventory                                                            469,609          72,793
   Other current assets                                                  18,457          26,603
                                                                   ------------    ------------
      Total current assets                                              654,802         621,847

Property & equipment, net                                               107,897         206,697
Patents                                                                 200,000         200,000
Goodwill                                                              2,570,806       4,728,546
Deferred finance costs, net                                             807,969              --
Other assets                                                                 --           3,302
                                                                   ------------    ------------
                                                                   $  4,341,474    $  5,760,392
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank indebtedness                                                        769              --
   Accounts payable                                                $  1,456,722    $  1,808,828
   Accrued expenses                                                     980,008         785,889
   Due to related party                                                 117,237         610,003
   Notes payable, current                                                80,050         254,549
   Notes payable, related party                                          53,000         582,681
   Notes payable, current portion of convertible notes payable          393,529              --
   Other current liabilities                                             52,306          37,799
                                                                   ------------    ------------
      Total current liabilities                                       3,133,621       4,079,749

Notes payable, related parties, less current portion                     36,812              --
Convertible notes payable, less current portion                         226,121              --
Notes payable, less current portion                                     366,214
Other liabilities                                                        89,044              --

Noncontrolling interest                                                  28,980          18,698

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value 2,000,000
   authorized; NIL issued and outstanding                                    --              --
   Common stock, $.001 par value, 60,000,000
   authorized; 26,246,981 and 15,781,107 issued and outstanding,
   respectively                                                          26,246          15,781
   Additional paid in capital                                        20,804,835      13,591,671
   Accumulated other comprehensive loss                                (230,634)       (144,695)
   Deficit                                                          (20,139,765)    (11,800,812)
                                                                   ------------    ------------
      Stockholders' equity                                              460,682       1,661,945
                                                                   ------------    ------------
                                                                   $  4,341,474    $  5,760,392
                                                                   ============    ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                      2005              2004
                                                 ------------      ------------
   Revenue                                       $    392,734      $    384,853
   Cost of goods sold                                 344,764           212,063
                                                 ------------      ------------
   Gross profit                                        47,970           172,790

Expenses
   General and administrative                       3,526,264         3,441,793
   Research and development                         1,274,127           495,577
   Depreciation                                       158,172            47,188
   Impairment of goodwill                           2,157,740                --
                                                 ------------      ------------
Loss from operations                               (7,068,333)       (3,811,768)

Other income (expense):
   Other income                                       545,291           179,344
   Interest expense                                (2,000,249)          (94,145)
   Gain on forgiveness of debt                        194,620                --
                                                 ------------      ------------
Loss before noncontrolling interest                (8,328,671)       (3,726,569)

Noncontrolling interest                               (10,282)            6,308
                                                 ------------      ------------
Net loss                                           (8,338,953)       (3,720,261)

Other comprehensive loss:
   Foreign currency translation                       (85,939)         (141,002)
                                                 ------------      ------------
Total comprehensive loss                         $ (8,424,892)     $ (3,861,263)
                                                 ============      ============

Loss per share (basic and diluted)               $      (0.55)     $      (0.27)

Weighted average common shares
 (basic and fully diluted)                         15,060,000        14,416,000


              SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY (DEFICIT)
                  FOR THE YEARS ENDEDDECEMBER 31,2005 AND 2004

                     Common Stock $.001 par                                                                           Total
                             value                     Common       Additional     Accumulated                      Stockholders
                                                       Stock          Paid In     Comprehensive                   Equity (Deficit)
                         Shares        Amount        Committed        Capital         Loss         (Deficit)
                     ------------   ------------   ------------    ------------   ------------    ------------    ----------------
BALANCES,               9,450,689   $      9,450   $     10,000    $  7,280,603   $     (3,693)   $ (8,080,551)   $   (784,191)
DECEMBER 31, 2003
Sales of common         1,020,578          1,021             --       2,040,063             --              --       2,041,084
stock net of
offering costs of
$ 673,978

Stocks issued for         157,140            157             --         164,843             --              --         165,000
conversion of debt
Stocks issued as           25,000             25             --         106,225             --              --         106,250
loan fee
(Beaufort)
Stock issued in         5,119,140          5,119             --         424,401             --              --         429,520
Cavio merger

Stock options                  --             --             --         359,100             --              --         359,100
granted for CEO

Exercise of Stock           8,560              9             --          13,817             --              --          13,826
options

Cavio's                        --             --             --       3,192,619             --              --       3,192,619
subscription
received

Common stock                   --             --        (10,000)         10,000             --              --              --
comitted
reclassified

Foreign currency               --             --             --              --       (141,002)             --        (141,002)
translation
adjustment

Net (loss)                     --             --             --              --             --      (3,720,261)     (3,720,261)
                     ------------   ------------   ------------    ------------   ------------    ------------    ------------
BALANCES,              15,781,107   $     15,781   $         --    $ 13,591,671   $   (144,695)   $(11,800,812)   $  1,661,945
DECEMBER 31, 2004
Sales of common            61,000             61             --          95,589             --              --          95,650
stock net of
offering costs of
$5,000

Stocks issued for      10,343,504         10,343             --         699,470             --              --         709,813
conversion of debt

Stocks issued for          50,000             50             --         139,950             --              --         140,000
services

Beneficial                     --             --             --       5,559,579             --              --       5,559,579
conversion rights

Stock options                  --             --             --         704,149             --              --         704,149
granted for CEO
and employees

Stocks issued as           11,370             11             --          14,427             --              --          14,438
interest expense

Foreign currency               --             --             --              --        (85,939)             --         (85,939)
translation
adjustment

Net (loss)                     --             --             --              --             --      (8,338,953)     (8,338,953)
                     ------------   ------------   ------------    ------------   ------------    ------------    ------------
BALANCES,              26,246,981   $     26,246   $         --    $ 20,804,835   $   (230,634)   $(20,139,765)   $    460,682
DECEMBER 31, 2005    ============   ============   ============    ============   ============    ============    ============

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            2005           2004
                                                        -----------    -----------
Cashflow from operating activities:
Net loss from operations                                $(8,338,953)   $(3,720,261)

Adjustments to reconcile net loss to net cash used in
operating activities
   Depreciation of property and equipment                   158,172         47,188
   Amortization of deferred financing costs                 225,317             --
   Stock based compensation                                 858,587        465,350
   Common stock issued for debt conversion                  709,813       (165,000)
   Gain on forgiveness of debt                             (194,620)            --
   Accretion of interest expense on convertible debt        925,387             --
   Interest expense on beneficial conversion features       320,524             --
   Impairment of goodwill                                 2,157,740             --
   Non-controlling interest                                  10,282         (6,308)

Change in operating assets and liabilities:
   Accounts receivable                                      (31,564)        11,749
   Related party receivables                                (86,584)        45,166
   Subscriptions receivables                                     --       (420,000)
   Inventory                                               (396,816)        17,010
   Other assets                                              12,131        (11,474)
   Accounts payable                                        (143,635)       605,443
   Accrued expenses                                         194,227        (98,880)
   Due to related parties                                  (469,079)       234,304
   Other current liabilities                                103,549         37,799
   Convertible notes payable                               (317,171)            --
   Bank indebtedness                                            769             --
                                                        -----------    -----------
Net cash used in operating activities                    (4,301,924)    (2,957,914)
                                                        -----------    -----------
Cash flows from investing activities
   Cash acquired through merger and acquisition                  --        164,791
   Purchase of property and equipment                       (66,888)       (70,609)
                                                        -----------    -----------
Net cash provided by (used in) investing activities         (66,888)        94,182
                                                        -----------    -----------
Cash flows from financing activities
   Proceeds from notes payable                            5,020,000        582,681
   Payment on notes payable                                (633,932)      (130,000)
   Deferred finance costs                                  (493,707)            --
   Collection of subscriptions receivable                   420,000        129,821
   Payment of offering costs                                 (5,000)      (673,968)
   Proceeds from sale of common stock and warrants
   exercised                                                100,650      3,023,699
                                                        -----------    -----------
Net cash provided by financing activities                 4,408,011      2,932,233
                                                        -----------    -----------
Effect of exchange rate changes on cash                     (93,065)      (141,002)
                                                        -----------    -----------
Decrease in cash                                            (53,866)       (72,501)
Cash, beginning of period                                    53,866        126,367
                                                        -----------    -----------
Cash, end of period                                     $        --    $    53,866
                                                        ===========    ===========
Supplemental disclosures of cash flow information
   Interest paid                                            136,683         22,676
   Income taxes paid                                             --             --

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Veridicom International, Inc., (the Company, formerly known as Alpha Virtual, Inc. ("Alpha") is a Delaware Corporation formerly headquartered in California that was formed on September 9, 1987. The name of the Company was changed to Veridicom International, Inc. in February 2004. The Company consolidated its corporate offices in April 2004 and is now headquartered in Vancouver, British Columbia.

The legal entity, Alpha, retained its name until it was changed to Veridicom International, Inc. in February 2004. In May 2005, the name of the subsidiary company in Pakistan was changed to Veridicom Pakistan (Private) Limited.

The Company operates as one operating segment which is the development, manufacture and sale of capacitive fingerprint sensors, computer peripherals and software related to the use of its fingerprint authentication technology.

On January 21, 2004 Veridicom International (Canada) Inc. was formed to be the Canadian operating company to disburse expenses and payroll costs in Canada for the Company.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $9,230,263 and has a working capital deficit of $2,781,476, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company completed subsequent financing as disclosed in Note 18.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

These consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The historical results for fiscal 2005 and 2004 include the Company and all its subsidiaries. The historical results include Cavio from the merger date of February 20, 2004.

Principles of Consolidation
---------------------------

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
                                                       ===========

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

There was no significant effect on net revenues, net loss, or loss per share if the above transaction occurred at the beginning of 2004. As a result, pro-forma data is not presented.

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

Inventory
---------

Inventory consists primarily of various sensors, including VKIs, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Inventory also includes work in process, at cost, which consists of actual costs incurred by the Company to December 31, 2005, in respect of manufacturing and production costs for fingerprint sensors and VKIs which were in production and unfinished as at December 31, 2005.

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

Advertising Expenses
--------------------

Advertising costs are charged to operations as incurred. During fiscal 2005 and 2004, the Company incurred $97,965 and $20,830 for marketing and advertising costs, respectively.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long Lived Assets
-----------------

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

Foreign Currency Transactions/Balances
--------------------------------------

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

     -----------------------------------------------------------------------
                                        For the year          For the year
     Exchange Rates                        Ending                Ending
     (indirect quotation)            December 31, 2005     December 31, 2004
     -----------------------------------------------------------------------
     Rupee Average                          .01671                .01715
     Rupee Period end                       .01673                .01682
     Canadian Dollar Average                .86135                .76847
     Canadian Dollar Period end             .85771                .83084
     -----------------------------------------------------------------------

Patents
-------

The Company has several international patents for its biometric technology, as well as several pending patent applications. The patents are being carried at a fair value of $200,000.

Impairment of Goodwill
----------------------

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. If the actual results, or the plans and estimates, used for future impairment analysis are lower from the original estimates used to assess the recoverability of those assets, the Company could incur additional impairment charges

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
-------------------

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment.

Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

The Company and Veridicom Inc. recognize revenues at the point of shipment of products.


Allowance for doubtful accounts
-------------------------------

The Company continually monitors timely payments and assesses any collection issues. The allowance for its bad debts is based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

Stock Based Compensation
------------------------

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

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Loss
------------------

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in the consolidated financial statements. Accumulated other comprehensive loss presented in these consolidated financial statements resulted from foreign currency translation adjustments.

Software Development Costs
--------------------------

Costs related to the development of products and software are expensed as incurred until technological feasibility in the form of a working model has been established in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The time period between the establishment of technological feasibility and completion of product development is expected to be short; therefore the Company has not capitalized any product development costs during the presented periods.

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

Warranty
--------

The Company's products carry a limited warranty from manufacturing defects for a period of one year from the date of purchase. The Company's liability is limited to the repair or replacement of the defective product. To date there have been no significant costs incurred by the Company for warranty claims.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In future years the Company intends to establish reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues.

Shipping and Handling Costs
---------------------------

The Company's shipping and handling costs are normally included in cost of sales.

Recent Accounting Pronouncements
--------------------------------

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

In June 2005, the Emerging Issues Task Force ("EITF") issued No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

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

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications
-----------------

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 3 - BUSINESS ACQUISITIONS AND GOODWILL IMPAIRMENT

The Company completed the following business acquisition during 2004, in order to secure and consolidate the required technologies needed for the development of the Company's comprehensive identity management solutions.

In February 2004, Cavio Corporation, a privately held Washington corporation was acquired in exchange for 5,119,140 shares of the Company's common stock. As at December 31, 2004, the goodwill arising from this acquisition was $3,792,019.

As at December 31, 2005 in accordance with the requirements of the Statement of Accounting Standards No.142, "Goodwill and Other Intangible Assets," the annual assessment of all of the Company's goodwill was undertaken and conducted by an independent third party. Based on this independent assessment, the implied fair value of the Company's goodwill was determined to be $2,570,806 as at December 31, 2005, resulting in an impairment charge of $2,157,740 being recognized by the Company in its audited financial statements for 2005.


NOTE 4 - ACCOUNTS RECEIVABLE, RELATED PARTY

The Company inadvertently repaid a note of $82,501 that was previously converted to equity. This amount is fully collectible as of December 31, 2005.


NOTE 5 - ACCOUNTS RECEIVABLE

In December 1999 the Company sold its PGTS training simulator to an unrelated entity. As part of the agreement, the Company is entitled to royalty payments on future PGTS Training System sales by Eidetics for a four-year period from the date of sale. As of December 31, 2005 the Company was owed approximately $105,117 in past due royalties. The Company continues to pursue collection of these royalties but is uncertain of collectibility. The Company has recorded an allowance for the full amount owing.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                   December 31     December 31
                                                       2005            2004
                                                   -----------     -----------
Tooling equipment                                     $203,651        $161,595
Furniture and fixtures                                  33,932          33,932
Office equipment                                        31,891          30,954
Computer hardware                                      289,853         278,185
Computer software                                      163,162         158,539
Vehicles                                                27,422          19,818
                                                      --------        --------
                                                       749,911         683,023
Less accumulated depreciation and amortization         642,014         476,326
                                                      --------        --------
Net carrying value                                     107,897        $206,697
                                                      ========        ========

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2005, the Company reached a full settlement with a lender in respect of a short-term loan of $100,000 and the interest due thereon. A director of the Company is an associate of the lender's parent company. Under the settlement terms, the total interest payable was limited to a maximum of $20,000. The Company paid, in full, the principal of $100,000 and all the accrued interest owed to the lender of $10,000. The Company also issued 25,000 shares of the Company's common stock to this lender as a loan fee valued at $106,250.

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

In December 2005, the Company issued 176,466 shares of common stock to related parties for repayments of certain loans and debts amounting to $380,484 owed by the Company and some of its subsidiaries.

Also included in notes payable to related party are $25,000 due to an affiliate of one of the subsidiaries of the Company and $28,000 due to ten former officers of the Company.

The Company has notes payable totaling $446,263(2004: $582,681) bearing interest at rates from 10%-12% per annum, maturing between January and June 2007.

Unsecured, non-interest bearing short term advances from Paul Mann, CEO and President of the Company, amounted to $83,719 as at December 31, 2005 (2004:
$218,899). These advances are without any specified repayment terms.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unsecured short term loan from Tall Enterprises Ltd. (a company controlled by Terry Laferte, an officer of the Company) amounting to $64,000 as at December 31, 2004; bearing interest at 7% per annum and due on or before June 30, 2005. This loan was paid in full in March, 2005.


NOTE 8 - STOCK-BASED COMPENSATION

In April 2004 the Company adopted the 2004 Stock Option, Deferred Stock, and Restricted Stock Plan ("the Plan") effective June 25, 2004, which provides for the granting of options to officers, directors, consultants, employees, and advisors. 2,000,000 shares of common stock are reserved under the Plan for the granting of options. The Plan is in effect until June 25, 2014. The options are exercisable to purchase stock for a period of up to ten years from the date of grant. The stock options vest monthly over a thirty-six-month period.

Activity under the Company's stock option plan is as follows:

On February 7, 2005, the Board of Directors of the Company approved the granting of 1,025,000 options to officers, directors and employees of the Company under the Plan.

On April 22, 2005, the Board of Directors of the Company approved the granting of an additional 130,000 options to employees of the Company under the Plan.

The fair value of the vested options of $273,229 for the year ended December 31, 2005 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 209%. The fair value of vested options during the year has been expensed as stock based compensation.

The Company recognized $858,587 as stock based compensation to employees and directors of the Company for the year ended December 31, 2005.

                                           December 31, 2005         December 31, 2004
                                       ------------------------  ------------------------
                                                       Weighted                  Weighted
                                                        Average                   Average
                                                       Exercise                  Exercise
                                         Number         Price      Number         Price
                                       --------------------------------------------------
Balance, beginning of year             2,681,549        1.99     2,690,109        1.99
Granted                                1,155,000        1.79            --          --
Exercised                                     --        1.61        (8,560)       1.61
Forfeited/Expired                       (662,255)       1.47         --             --
-----------------------------------------------------------------------------------------
Balance, end of year                   3,174,294        2.02     2,681,549        1.99
=========================================================================================

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding options outstanding as at December 31, 2005 is as follows:

                                          Outstanding                            Vested and Exercisable
                           ---------------------------------------------         ----------------------------
                                               Weighted         Weighted                            Weighted
                                                average          average                             average
      Range of                                 remaining        exercise                             exercise
   Exercise prices            Number of       contractual        price            Number of           price
          $                     shares        life (years)          $              shares              $
     0.00 - 1.00                294,426           2.76             0.70            294,426             0.70
     1.01 - 2.00              2,022,368           3.03             1.47          1,297,368             1.30
     2.01 - 3.00                      -              -                -                  -                -
     3.01 - 4.00                712,500           2.02             3.50            712,500             3.50
                          ----------------------------------------------         ----------------------------
     4.01 - 5.00                145,000           2.00             5.00            145,000             5.00
                          ----------------------------------------------         ----------------------------
                              3,174,294                                          2,449,294
                          ==============================================         ============================

The weighted average fair value of options granted during the year was $1.85.

The following table summarizes the continuity of the Company's warrants to acquire additional shares:

                                                              Weighted average
                                               Number of       exercise price
                                               Warrants              $
        =====================================================================
        Balance, December 31, 2004                1,046,634           $  2.39
        Issued                                   10,736,511           $  3.88
        Exercised                                         -                 -
        Lapsed                                            -                 -
        ---------------------------------------------------------------------

        Outstanding, December 31, 2005           11,783,145           $  3.75
        =====================================================================

As at December 31, 2005, the outstanding warrants have a weighted average life of 3.75 years

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has entered into agreements with Manhattan Capital Partners ("Manhattan") and its affiliates to provide consulting and stock placement services. The Company paid Manhattan a total of $150,714 during the year ended December 31, 2005 ($316,028 for 2004).

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

NOTE 10 - COMMON STOCK

The Company has authorized 60,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common stock issued during the year ended December 31, 2005 and 2004

During the year ending December 31, 2004 the Company sold 1,020,578 shares of common stock for $2,715,062 less offering costs of $673,978.

During the year ending December 31, 2004 the Company also issued 8,560 shares of common stock for $13,826 for the exercise of stock options.

During the year ended December 31, 2005, the Company issued a total of 10,465,874 shares of common stock.

During the period ended March 31 2005, a total of 61,000 shares of common stock were issued for $100,650 in cash, less offering costs of $5,000.

During the period ended June 30 2005, a total of 50,000 shares of common stock, having a fair value of $ 140,000 were issued for payment of legal services rendered.

In July 2005, the Company issued 11,370 shares of common stock as compensation for converting $14,438 of interest owed to note holders of a private placement.

During November and December 2005, the Company issued 10,167,039 shares of common stock for converting $317,171 of the principal amounts of the Callable Secured Convertible Notes.

In December 2005, the Company issued 176,466 shares of common stock for repayments of certain loans and debts amounting to $380,425 owed by the Company and some of its subsidiaries.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreement
--------------------

The Company entered into an employment agreement with its President and Chief Executive Officer effective February 20, 2004 for one year providing for an annual salary of $175,000, a ten-year stock option to purchase 150,000 shares of the Company's common stock at $3.50 per share, and an annual bonus of $20,000 for every $1.5 million in gross consolidated revenue of the Company for said year. The agreement is automatically renewable, and no revisions have been made to the original agreement.

The stock options vest monthly over a twenty-four month period. The fair value of the current year vested options of $430,920 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. The fair value of vested options during the year has been charged to operations as stock based compensation.

Litigation
----------

In October 2002 the Company had licensed its OneView software to Global Alpha Corporation ("GAC"). In July 2003, the Company entered into a License Agreement ("the license") with GAC for an exclusive license to commercialize a certain computer software system ("the System") that is specified in the License Agreement ("the Agreement"). GAC alleges that the Agreement provides the Company
(a) pay an annual license fee (b) agree to keep accurate account of its business and operations concerning the license and (c) the Company grant GAC the right ("the Put Right") to sell the System to the Company and that the Company agrees to buy the System from GAC, on terms specified in the Agreement for the purchase price of $200,000. The Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at December 31, 2005.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Plaintiff has asserted a claim for breach of contract and breach of fiduciary duty in the Superior Court of California, Los Angeles County, Western District ("the Court"), which arise out of the alleged breach of the July 2003 Agreement discussed above. The Plaintiff is seeking damages on its breach of contract claim, damages for the Company's alleged breach of the license fee provision, damages for breach of fiduciary duty claim, as well as attorney's fees and pre-judgment interest on all damages according to proof at trial. On December 23, 2005, the Company filed a response to the complaint denying the material allegations and asserting numerous affirmative defenses. This matter is in the early stages of proceeding and the Court has set a trial setting conference for April, 2006 at which time the Court is expected to set a trial date. The Company intends to vigorously defend the matter and investigate the possibility of an out of court settlement.

Five former employees of Veridicom, Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at December 31, 2005.

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

On March 28, 2003 the Company and one of the company's stockholders filed a lawsuit in Superior Court in the State of California against a former CEO of the Company. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming the CEO did not devote his efforts to the Company's product development and market strategies or maximize the profit of the business. The lawsuit was settled with the former CEO agreeing to pay over $200,000 to the Company. This amount has not been recorded in the financial statements as the Company has not succeeded in collection of the same. In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

In addition, the Company is a Party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

Agreements
----------

On November 3, 2003, Veridicom Inc. a subsidiary of the Company, entered into a five year Marketing and Distribution Agreement with Biocom Co. Ltd., ("Biocom") a Korean corporation and Gyung Min Kim, a director of the Company. Under the terms of this Agreement Biocom was appointed as the Company's exclusive distributor for all the sale and servicing of the Company's products in Korea

The Company entered into a Non-Excusive Agreement with KirwanGier for assisting in equity placements on August 5, 2004 for a term of six months. The agreement was terminated on October 6, 2004. Under the terms of the agreement, the Company was to issue warrants to purchase 100,000 shares of the Company's common stock at $3.50 per share. The Company will not issue these warrants due to non-performance on the part of KirwanGier.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an agreement with Carpe DM on August 23, 2004 for investor relations services for a term of one year. The terms of the agreement are pending approval of the Board of Directors of the Company and include monthly fees of $2,500 to $5,000 and the issuance of warrants to purchase
150,000 shares of the Company's common stock at $3.50 per share. Additional warrants for a further 150,000 shares may be issued at similar terms dependent upon attainment of specific performance targets. The Agreement was terminated in September 2005.

In January 2005, the Company entered into a Consulting Agreement for a term of 24 months at $10,000 per month with Taktical Advisory Group of United Arab Emirates (UAE), a company affiliated with a former related party, for consulting services to develop strategic alliances, business development, securing distribution channels, and to provide representation in the UAE.

Leases
------

In February 2004 the Company entered into a three year operating lease for its corporate office space in Vancouver, Canada. The Company is required to pay basic rent and estimated operating expenses monthly of $16,451.The lease expires at the end of February, 2007. The Company also maintains short-term month to month tenancies for office spaces located in Seattle (Washington), London (UK) and Lahore (Pakistan).


Rent expense was $169,488 and $139,077 for the years ended December 31, 2005 and 2004 respectively.

NOTE 12 - PROCEEDS FROM CAPITAL STOCK SUBSCRIPTIONS

On January 16, 2004, the Company entered into an Agreement and Plan of Merger ("the Merger") with Cavio Corporation, a privately held Washington corporation ("Cavio"). The Merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the terms of the Merger Agreement, the Company acquired all outstanding shares of Cavio common stock in exchange for 5,119,140 shares of the Company's common stock. As of February 20, 2004 Cavio had received proceeds from capital stock subscriptions amounting to $3,192,619, which represented amounts advanced to Cavio that were intended to be converted into capital stock. To complete the Merger with the Company, Cavio issued 1,754,000 shares which were then exchanged for 486,654 shares of the Company (at the exchange ratio of 1: 0.277454 as per the terms of the Merger Agreement). The 486,654 shares have been held in trust since consummation of the Merger, pending confirmation of eligible subscribers and the proceeds of $3,192,619 were recorded as a liability in Cavio's financial statements.

In March, 2005, Cavio and the Company confirmed the subscribers eligible to be issued the 486,654 shares of the Company's common stock. The Board of Directors of the Company then ratified, approved and accepted the issuance of the aforementioned 486,654 shares of the Company's common stock to the subscribers. Accordingly, the proceeds from capital stock subscriptions were recorded as additional paid in capital (APIC) in the year ended December 31, 2004.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EARNINGS PER SHARE

                                                      For the Year Ended December 31, 2005
                                                -----------------------------------------------
                                                  Income            Shares        Per Share
                                                (Numerator)      (Denominator)      Amount
                                                -----------      ------------     -----------
Basic EPS
    (Loss) available to common stockholders     $(8,424,892)      15,060,000     $     (0.55)
Effect of Dilutive Securities                            --               --              --
                                                -----------      -----------     -----------
Diluted EPS
    (Loss) available to common stockholders     $(8,424,892)      15,060,000     $     (0.55)
                                                ===========      ===========     ===========

                                                       For the Year Ended December 31, 2004
                                                -----------------------------------------------
                                                   Income           Shares        Per Share
                                                (Numerator)      (Denominator)      Amount
                                                -----------      ------------     -----------
Basic EPS
    (Loss) available to common stockholders     $(3,861,263)      14,416,000     $     (0.27)
Effect of Dilutive Securities                            --               --              --
                                                -----------      -----------     -----------
Diluted EPS
    (Loss) available to common stockholders     $(3,861,263)      14,416,000     $     (0.27)
                                                ===========      ===========     ===========


NOTE 14 GAIN ON CANCELLATION/FORGIVENESS OF DEBT

During fiscal 2005, the Company recorded $194,620 for gain on forgiveness of debt after reaching settlement agreements with certain vendors, to cancel old accounts payable for reduced cash payment, and cancellations of certain pre-merger accounts payable for which no collection efforts were made by vendors over the last four years.


NOTE 15 - LONG-TERM DEBT

On August 16, 2005, the Company completed the third of three equal rounds of a private placement having previously completed the first and second rounds in previous quarters, whereby the Company issued an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock of the Company and warrants to purchase up to an aggregate of 10,200,000 shares of common stock of the Company to certain accredited investors. In the third round, $80,000 was deemed uncollectible and has been written off. The warrants are exercisable at any time for a period of five years from the date of issuance. The Series A Warrants have an exercise price of $3.00 per share and the Series B Warrants have an exercise price of $5.00 per share. As consideration for the placement agent services in connection with the private placement, the Company is obligated to issue warrants to purchase up to 107,087 shares of its common stock at an exercise price of $1.27 per share and cash commissions in the amount of $136,000 for each round of the private placement. Also, the Company was obligated, and has issued, one time warrants to purchase up to 100,000 shares of its common stock at an exercise price of $3.50 per share.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Notes are convertible into the Company's common stock at a conversion price equal to $1.27, which is seventy percent (70%) of the initial market price of $1.81 as defined in the agreement using the Volume weighted Average Price ("VWAP"); provided however, that if an event of default shall have occurred and be continuing, the conversion price shall be equal to the lesser of (i) fifty percent (50%) of the initial market price or (ii) the variable conversion price, defined as the applicable percentage multiplied by the average of the average daily prices for the common stock for the five (5) days prior to the date the conversion notice is sent by the holder of the notes to the Company. The Notes have a term of 36 months and bear interest at 10% per annum, which is payable monthly; provided, however, that the interest rate shall reset at 0% for any monthly period in which the Company's stock price is greater than 125% of the "Initial Market Price," which is defined as 100% of the volume weighted average of the Company's common stock for the five days immediately prior to closing, as reported on the Over-the-Counter Bulletin Board. Since October 1, 2005 the Company is in default in making repayments of principal and interest due on these Notes, and as at December 31, 2005, $317,170 of the Notes have been converted.

As an inducement to participate in the Private Placement, the Company granted the Note Holders a security interest in all of its intellectual property.

The fair value of the beneficial conversion feature for these convertible notes and warrants issued was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187%, 185% and 187% for the first, second and third rounds of the private placement, respectively. The fair value of the beneficial conversion feature of $3,788,166 has been capitalized as a discount on notes and is being amortized over the three-year term of the Notes. The monthly amortization of $105,227 is being recorded as interest expense over the three-year term of the notes.

The Company also recorded interest expense of $186,752, $65,415 and $68,355 related to the beneficial conversion features for the first, second and third rounds, respectively.

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


NOTE 16 - INCOME TAX

      At December 31, 2005 and 2004, the Company had net operating losses to carry forward totalling approximately $7,200,000 and $3,800,000, respectively. Because of the current uncertainty of realizing the benefit of these losses carried forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the losses carried forward depends upon the Company's ability to generate taxable income during the carry forward period through to 2020.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The reconciliation of the Company's effective income tax rate to the United States statutory rate is as follows for the years ended December 31, 2005 and 2004.

                                            2005             2004

      Federal income tax rate               (35%)           (35%)
      Effect of valuation allowance          35%             35%
      -------------------------------------------------------------

      Effective income tax rate               0%              0%
      =============================================================


     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The approximate tax effect of each type of temporary difference and carry forward that gave rise to the Company's deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

                                               2005                2004
                                                 $                   $

     Net operating losses carried forward    2,520,000            1,330,000
     Less: valuation allowance              (2,520,000)          (1,330,000)
     -----------------------------------------------------------------------

     Net deferred tax asset                          -                    -
      ======================================================================


NOTE 17 - SEGMENT DISCLOSURES

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

NOTE 18 - SUBSEQUENT EVENTS

In January 2006 the Company issued 6,549,417 shares of common stock for converting $239,818 of the principal amounts of the Callable Secured Convertible Notes.

Also, in January 2006, a total of 2,500,000 shares of common stock, having a fair value of $ 243,750 were issued pursuant to a compensation agreement for legal services to be performed on behalf of the Company.

Following the signing of an Omnibus Waiver and Consent by the majority of the Callable Secured Convertible Note Holders in January 2006, on February 1, 2006, the Company completed a private placement offering of 10,000,000 units to accredited investors for an aggregate purchase price of $400,000. Each unit consisted of one share of the Company's common stock, and one warrant to purchase one share of the Company's common stock. The aforementioned units were sold in reliance upon the exemption afforded by the provisions of Regulation S under the Securities Act. With respect to the foregoing private placement offering, the Company issued 12,500,000 warrants to purchase the Company's common stock to a placement agent. Pursuant to the terms of the Subscription Agreement in connection with the foregoing sale of units, the Company has granted the investors registration rights with respect to the shares of common stock and shares of common stock underlying the warrants purchased. Pursuant to the Subscription Agreement, the Company had undertaken to file a registration statement with the Securities and Exchange Commission within 60 days of the closing of the sale of units.

                 VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") that, through inadvertence and oversight, the Company had authorized and the Company's transfer agent had issued, an aggregate of 11,610,178 unlegended shares of the Company's common stock in excess of the shares of its common stock allocated in the Registration Statement filed by the Company on Form SB-2, which was declared effective by the SEC on July 18, 2005. The amount issued does not exceed the aggregate number of shares included in such Registration Statement. The Company has reviewed and revised its controls and procedures, with regard to the issuance of securities, to ensure full compliance with Federal Securities Laws in the future, and has formally requested that its transfer agent do so as well. As at December 31, 2005, there were 2,135,543 excess shares of common stock issued.

On March 28, 2006, the Company extended a special warrant offer (the "Special Warrant Offer") to all holders of the Company's Series A and Series B Warrants issued on February 25, 2005, April 29, 2005 and August 16, 2005 expiring five years after such dates (the "Original Warrants"). As part of the Special Warrant Offer, the exercise price of the Original Warrants was reduced to $0.04 per share (the "Reduced Exercise Price").

The Special Warrant Offer commenced on 11 a.m. Eastern Time on March 30, 2006 and expired at 5:00 p.m. Eastern Time on April 10, 2006. Thereafter, all the Original Warrants that were not exercised pursuant to the Special Warrant Offer continue to retain all of their previous rights and remain in full force and effect. A total of 8,400,000 Series A and Series B Warrants for gross proceeds of $336,000 were exercised by certain holders for cash, which also resulted in reinstatement of 6,046,096 shares of the Company's common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Callable Secured Convertible Notes.