Form 10QSB
period 2006-03-31
VERIDICOM INTERNATIONAL INC
filed 2006-05-23
CIK 710217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-12382

VERIDICOM INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2577731 (I.R.S. Employer Identification No.)
21 Water Street Vancouver, British Columbia (Address of principal executive offices)	V6B 1A1 (Postal Code)
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
There were 45,618,663 shares outstanding of registrant's Common Stock, par value $.001 per share, as of May 19, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31, 2006	December 31, 2005
Current assets
Cash	3,041	$-
Accounts receivable, net	289,439	47,358
Accounts receivable, related party	133,071	119,378
Inventory	351,265	469,609
Other current assets	187,212	18,457
Total current assets	964,028	654,802

Property & equipment, net	83,205	107,897
Patents	200,000	200,000
Goodwill	2,570,806	2,570,806
Deferred finance costs, net	721,863	807,969
Total assets	$4,539,902	$4,341,474

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank indebtedness	$-	769
Accounts payable	1,693,591	$1,456,722
Accrued expenses	1,155,075	980,008
Due to related party	120,591	117,237
Notes payable, current portion	80,050	80,050
Notes payable - related party, current portion	53,000	53,000
Convertible notes payable, current portion	556,753	393,529
Other current liabilities	52,304	52,306
Total current liabilities	3,711,364	3,133,621

Notes payable, less current portion	366,214	366,214
Notes payable - related parties, less current portion	36,812	36,812
Convertible notes payable, less current portion	-	226,121
Other liabilities	88,991	89,044

Noncontrolling interest	33,136	28,980

Contingencies and Commitments (Notes 1 and 8)

Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 2,000,000 shares authorized; NIL issued and outstanding	-	-
Common stock, $.001 par value, 60,000,000 shares authorized; 45,296,398 and 26,246,981 shares issued and outstanding, Respectively	45,296	26,246
Additional paid in capital	21,780,444	20,804,835
Accumulated other comprehensive loss	(230,428)	(230,634)
Deficit	(21,291,927)	(20,139,765)
Stockholders' equity (deficit)	303,385	(430,628)
Total liabilities and stockholders’ equity (deficit)	$4,539,902	$4,341,474

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005
Revenues
Revenue	$299,152	$80,576
Cost of goods sold	179,267	22,694
Gross profit	119,885	57,882

Expenses
General and administrative	562,837	742,681
Research and development	160,849	293,323
Depreciation	24,692	17,267
Loss from operations	(628,493)	(995,389)

Other (income) expense:
Other (income) loss	1,140	(4,637)
Interest expense	518,372	476,321
(Gain) on forgiveness of debt	-	(151,675)
Loss before noncontrolling interest	(1,148,005)	(1,324,672)

Noncontrolling interest	(4,157)	(4,871)
Net loss	(1,152,162)	(1,329,543)

Other comprehensive income:
Foreign currency translation	206	3,273
Total comprehensive (loss)	$(1,151,956)	$(1,326,270)

Loss per share (basic and diluted)	$(0.04)	$(0.09)

Weighted average common shares
(basic and fully diluted)	32,380,000	15,594,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31, 2006	March 31, 2005
Operating activities:
Net loss from operations	$(1,152,162)	$(1,329,543)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of property and equipment	24,692	17,267
Amortization of deferred financing costs	86,106	-
Stock based compensation	135,090	179,295
Common shares issued for services rendered	243,750	-
Gain on forgiveness of debt	-	(151,675)
Accretion of interest expense on convertible debt	267,872	449,385
Minority interest	4,157	4,871

Change in operating assets and liabilities:
Accounts receivable	(242,081)	364
Related party receivables	(13,719)	(82,468)
Inventory	118,344	2,133
Other assets	(168,784)	5,003
Accounts payable	252,518	(451,132)
Accrued expenses	175,329	(14,628)
Due to related parties	3,354	(33,821)
Other current liabilities	(53)	2,575
Bank indebtedness	(769)	-
Net cash used in operating activities	(266,356)	(1,402,374)

Investing activities:
Purchase of property and equipment	-	(3,293)
Net cash used in investing activities	-	(3,293)

Financing activities:
Proceeds from notes payable	-	1,700,000
Payment on notes payable	-	(241,467)
Deferred finance costs	-	(221,707)
Collection of subscription receivables	-	420,000
Payment of offering costs/commission	(24,000)	(5,000)
Proceeds from issuance of common shares, net	300,000	100,650
Net cash provided by financing activities	276,000	1,752,476
Effect of exchange rate changes on cash	(6,603)	3,273
Increase in cash	3,041	350,082
Cash, beginning of period	-	53,866
Cash, end of period	$3,041	$403,948
Supplemental disclosures of cash flow information
Interest paid	-	10,000
Income taxes paid	-	-

Non-cash investing and financing activities
Common shares issued for settlement of debt	339,819	-

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On January 21, 2004, Veridicom International (Canada) Inc. was formed to be the Canadian operating company to disburse expenses and payroll costs in Canada for the Company.

The Company has five subsidiaries: Esstec Inc.(“Esstec”), Veridicom Pakistan (Private) Limited ("Pakistan"), Veridicom Inc., Cavio Corporation (“Cavio”), and Veridicom International (Canada) Inc. ("Canada Inc").

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,152,162 and has a working capital deficit of $2,747,336, which raises substantial oubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS (continued)

ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The historical results for fiscal 2006 and 2005 include the Company and all its subsidiaries.

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

Inventory also includes work in process, at cost, which consists of actual costs incurred by the Company to March 31, 2006, in respect of manufacturing and production costs for fingerprint sensors and VKIs which were in production and unfinished as at March 31, 2006.

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Expenses

Advertising costs are charged to operations as incurred. During the three months in 2006 and 2005, the Company incurred $2,597 and $24,675 for marketing and advertising costs, respectively.

Long Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Transactions/Balances

The Company translates the financial statements of foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities of foreign

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Transactions/Balances (continued)

subsidiaries denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders’ equity as accumulated other comprehensive income or loss.

Pakistan considers the Pakistan Rupee to be the functional currency of its operations. Cavio and Canada Inc. consider the Canadian Dollar to be the functional currency of their operations. The reporting currency of the Company is the U.S. dollar; accordingly, all amounts included in the financial statements have been translated into U.S. dollars.

Exchange Rates (indirect quotation)	For the three months ending March 31, 2006	For the three months ending March 31, 2005
Rupee Average	.01665	.01683
Rupee Period end	.01663	.01684
Canadian Dollar Average	.86409	.81500
Canadian Dollar Period end	.85682	.82672

Patents

The Company has several international patents for its biometric technology, as well as several pending patent applications. The patents are being carried at a fair value of $200,000.

Impairment of Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Goodwill (continued)

goodwill. If the actual results, or the plans and estimates, used for future impairment analysis are lower from the original estimates used to assess the recoverability of those assets, the Company could incur additional impairment charges

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment.

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

Pakistan recognizes revenue at the point/time the software is delivered/exported.

Veridicom Inc. and the Company recognize revenues at the point of shipment of products.

Allowance for doubtful accounts

The Company continually monitors timely payments and assesses any collection issues. The allowance for its bad debts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” which established a fair value based method of accounting for stock based awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments” (“SFAS 123R”), using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

Share based payments made by the Company have been valued at the market value of our common stock on the date the transaction was entered into or have been valued using the Black Scholes Option Pricing Model to estimate the fair market value.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities.

Comprehensive Loss

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in the consolidated financial statements. Accumulated other comprehensive loss presented in these consolidated financial statements resulted from translations of foreign currency financial statements.

Software Development Costs

Costs related to the development of products and software are expensed as incurred until technological feasibility in the form of a working model has been established in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The time period between the establishment of technological feasibility and completion of product development is expected to be short, therefore the Company has not capitalized any product development costs during the presented periods.

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

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranty

The Company’s products carry a limited warranty from manufacturing defects for a period of one year from the date of purchase. The Company’s liability is limited to the repair or replacement of the defective product. To date there have been no significant costs incurred by the Company for warranty claims.

In future years the Company intends to establish reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues.

Shipping and Handling Costs

The Company’s shipping and handling costs are normally included in cost of sales.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No.

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 3 - ACCOUNTS RECEIVABLE, RELATED PARTY

The Company inadvertently repaid a note of $82,501 that was previously converted to equity. This amount is fully collectible as of March 31, 2006.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

March 31, 2006
Tooling equipment	$203,651
Furniture and fixtures	33,932
Office equipment	31,891
Computer hardware	289,852
Computer software	163,162
Vehicles	27,422
749,910
Less accumulated depreciation and amortization	666,705
Net carrying value	$83,205

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - NOTES PAYABLE TO RELATED PARTY

Also included in notes payable to related party are $25,000 due to an affiliate of one of the subsidiaries of the Company and $28,000 due to ten former officers of the Company.

The Company has notes payable totaling $446,263 bearing interest at rates from 10%-12% per annum, maturing between January and July 2007.

Unsecured, non-interest bearing short term advances from the Company’s Chief Executive Officer, amounted to $85,079 as at March 31, 2005 (December 31, 2005: $83,719). These advances are without any specified repayment terms.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has entered into agreements with Manhattan Capital Partners ("Manhattan") and its affiliates to provide consulting and stock placement services. The Company paid Manhattan a total of $ nil during the year ended December 31, 2005 (December 31, 2005 - $150,714).

NOTE 7 - COMMON STOCK

Common Stock Issued during the three months ended March 31, 2006

A total of 7,500,000 shares were issued for $300,000 in cash less offering costs of $24,000.

A total of 2,500,000 shares, having a fair value of $243,750, were issued for payment of legal services rendered.

A total of 2,500,000 shares were issued for converting $100,000 of accounts payable.

The Company also issued 6,549,417 shares for converting $239,818 owed to note holders of a private placement.

Stock-Based Compensation

In April 2004 the Company adopted the 2004 Stock Option, Deferred Stock, and Restricted Stock Plan (“the Plan”) effective June 25, 2004, which provides for the granting of options to officers, directors, consultants, employees, and advisors. 2,000,000 shares of common stock are reserved under the Plan for the granting of options. The Plan is in effect until June 25, 2014. The options are exercisable to purchase stock for a period of up to ten years from the date of grant. The stock options vest monthly over a thirty-six-month period.

Activity under the Company’s stock option plan is as follows:

On February 7, 2005, the Board of Directors of the Company approved the granting of 1,155,000 options to officers, directors and employees of the Company under the Plan.

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMON STOCK (continued)

Stock-Based Compensation (continued)

The fair value of the vested options of $63,270 for the three month period ended March 31, 2006 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 209%. The fair value of vested options during the year has been expensed as stock based compensation.

	March 31, 2006
	Number	Weighted Average Exercise Price
Balance, December 31, 2005	3,174,294	$2.02
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-

Balance, March 31, 2006	3,174,294	$2.02

Additional information regarding options outstanding as at March 31, 2006 is as follows:

	Outstanding			Vested and Exercisable
Range of Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price ($)	Number of shares	Weighted average exercise price $

0.00 - 1.00	294,426	2.76	0.70	294,426	0.70
1.01 - 2.00	2,022,368	3.03	1.47	1,297,368	1.30
2.01 - 3.00	-	-	-	-	-
3.01 - 4.00	712,500	2.02	3.50	712,500	3.50
4.01 - 5.00	145,000	2.00	5.00	145,000	5.00
	3,174,294			2,449,294

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMON STOCK (continued)

Stock-Based Compensation (continued)

The following table summarizes the continuity of the Company’s warrants to acquire additional shares:

	Number of Warrants	Weighted average exercise price $
Balance, December 31, 2005	11,783,145	$3.75
Issued	-	-
Exercised	-	-
Lapsed	-	-

Outstanding, December 31, 2005	11,783,145	$3.75

As at March 31, 2006, the outstanding warrants have a weighted average life of 3.50 years

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

The stock options vest monthly over a twenty-four month period. The fair value of the current quarter vested options of $71,820 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. The fair value of vested options during the year has been charged to operations as stock based compensation.

Litigation

In October 2002 the Company had licensed its OneView software to Global Alpha Corporation (“GAC”). In July 2003, the Company entered into a License Agreement (“the license”) with GAC for an exclusive license to commercialize a certain computer software system (“the System”) that is specified in the License Agreement (“the Agreement”). GAC alleges that the Agreement provides the Company (a) pay an annual license fee (b) agree to keep accurate account of its business and operations concerning the license and (c) the Company grant GAC the right (“the Put Right”) to sell the System to the Company and that the Company agrees to buy the System from GAC, on terms specified in the Agreement for the purchase price of $200,000. The

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at December 31, 2005.

The Plaintiff has asserted a claim for breach of contract and breach of fiduciary duty in the Superior Court of California, Los Angeles County, Western District (“the Court”), which arise out of the alleged breach of the July 2003 Agreement discussed above. The Plaintiff is seeking damages on its breach of contract claim, damages for the Company’s alleged breach of the license fee provision, damages for breach of fiduciary duty claim, as well as attorney’s fees and pre-judgment interest on all damages according to proof at trial. On December 23, 2005, the Company filed a response to the complaint denying the material allegations and asserting numerous affirmative defenses. This matter is in the early stages of proceeding and the Court has set a trial setting conference for April, 2006 at which time the Court is expected to set a trial date. The Company intends to vigorously defend the matter and investigate the possibility of an out of court settlement.

Five former employees of Veridicom Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at March 31, 2006.

On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $ 61,054 into stock based on the closing price of the Company’s common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of the Company’s Callable Secured Convertible Notes.

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

Agreements

On November 3, 2003, Veridicom Inc. a subsidiary of the Company, entered into a five year Marketing and Distribution Agreement with Biocom Co. Ltd., (“Biocom”) a Korean corporation and Gyung Min Kim, a director of the Company. Under the terms of this

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Agreements (continued)

Agreement, Biocom was appointed as the Company’s exclusive distributor for all the sale and servicing of the Company’s products in Korea

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

Rent expense was $39,856 and $41,433 for the three months ended March 31, 2006 and 2005 respectively.

NOTE 9 - LONG-TERM DEBT

On August 16, 2005, the Company completed the third of three equal rounds of a private placement having previously completed the first and second rounds in previous quarters, whereby the Company issued an aggregate of $5,100,000 worth of 10% callable secured notes convertible into shares of common stock of the Company and warrants to purchase up to an aggregate of 10,200,000 shares of common stock of the Company to certain accredited investors. In the third round, $80,000 was outstanding and deemed uncollectible and has been written off. The warrants are exercisable at any time for a period of five years from the date of issuance. The Series A Warrants have an exercise price of $3.00 per share and the Series B Warrants have an exercise price of $5.00 per share. As consideration for the placement agent services in connection with the private placement, the Company is obligated to issue warrants to purchase up to 107,087 shares of its common stock at an exercise price of $1.27 per share and cash

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - LONG-TERM DEBT (continued)

commissions in the amount of $136,000 for each round of the private placement. Also, the Company was obligated, and has issued, one time warrants to purchase up to 100,000 shares of its common stock at an exercise price of $3.50 per share.

The Notes are convertible into the Company’s common stock at a conversion price equal to $1.27, which is seventy percent (70%) of the initial market price of $1.81 as defined in the agreement using the Volume weighted Average Price (“VWAP”); provided however, that if an event of default shall have occurred and be continuing, the conversion price shall be equal to the lesser of (i) fifty percent (50%) of the initial market price or (ii) the variable conversion price, defined as the applicable percentage multiplied by the average of the average daily prices for the common stock for the five (5) days prior to the date the conversion notice is sent by the holder of the notes to the Company. The Notes have a term of 36 months and bear interest at 10% per annum, which is payable monthly; provided, however, that the interest rate shall reset at 0% for any monthly period in which the Company's stock price is greater than 125% of the "Initial Market Price," which is defined as 100% of the volume weighted average of the Company's common stock for the five days immediately prior to closing, as reported on the Over-the-Counter Bulletin Board. Since October 1, 2005 the Company is in default in making repayments of principal and interest due on these Notes, and as at March 31, 2006, $556,988 (December 31, 2005 - $317,170) of the Notes have been converted.

As an inducement to participate in the Private Placement, the Company granted the Note Holders a security interest in all of its intellectual property.

The fair value of the beneficial conversion feature for these convertible notes and warrants issued was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187%, 185% and 187% for the first, second and third rounds of the private placement, respectively. The fair value of the beneficial conversion feature of $3,788,166 has been capitalized as a discount on notes and is being amortized over the three-year term of the Notes. The amortization for the three months period of $267,835 is being recorded as interest expense over the three-year term of the notes.

The Company also recorded interest expense of $402,269, $294,368 and $615,196 related to the beneficial conversion features for the first, second and third rounds, respectively.

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

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - LONG-TERM DEBT (continued)

On March 28, 2006, the Company extended a special warrant offer (the “Special Warrant Offer”) to all holders of the Company’s Series A and Series B Warrants issued on February 25, 2005, April 29, 2005 and August 16, 2005 expiring five years after such dates (the “Original Warrants”). As part of the Special Warrant Offer, the exercise price of the Original Warrants was reduced to $0.04 per share (the “Reduced Exercise Price”).

The Special Warrant Offer commenced on 11 a.m. Eastern Time on March 30, 2006 and expired at 5:00 p.m. Eastern Time on April 10, 2006. Thereafter, all the Original Warrants that were not exercised pursuant to the Special Warrant Offer continue to retain all of their previous rights and remain in full force and effect. A total of 8,400,000 Series A and Series B Warrants for gross proceeds of $336,000 were exercised by certain holders for cash, which also resulted in reinstatement of 6,046,096 shares of the Company’s common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Callable Secured Convertible Notes.

NOTE 10 - SEGMENT DISCLOSURES

The Company operates as one operating segment which is the development, manufacture and sale of capacitive fingerprint sensors, computer peripherals and software related to the use of its fingerprint authentication technology. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

NOTE 11 - SUBSEQUENT EVENTS

On May 3, 2006, the Chief Financial Officer and Secretary of the Company resigned his position. Subsequent to the foregoing resignation, the Company’s Chief Executive Officer was appointed to serve as the interim Chief Financial Officer and Secretary of the Company until a permanent replacement is secured.

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

We have several patents and pending patent applications for its technology, an important factor in today’s competitive landscape. We expect to receive a decision to grant for our previously announced European Patent for the use of biometric technology in conjunction with encryption and the use of public and private keys. We believe that this is a significant patent for the company, as it covers a range of devices utilizing encryption technology and biometrics. The VKI-V is an example of this patent and technology used in a device.

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

On June 2, 2005 we announced the presenting of the Company’s roadmap for strong authentication, data security and identity management to a select group of government and business leaders at the Beijing International Convention Center.

On June 27, 2005 we announced a strategic marketing and development agreement with Leviton Manufacturing Corporation, a major provider of home automation equipment.

On July 25, 2005 we issued a performance update to our shareholders.

On September 21, 2005, we announced our participation and presentation of our range of biometric products and solutions at the Gitex-IT exhibition held at the Dubai International Convention and Exhibition Centre.

On October 12, 2005, we announced our participation and presentation of our portfolio of our identity management products and solutions at Biometrics 2005 trade show held at the queen Elizabeth II Conference Centre in London, UK.

On October 13, 2005 we announced the latest release of VPAS, our comprehensive suite of authentication software, with added features.

On January 4, 2006 we announced the receipt and fulfillment of sales order valued at approximately $260,000.00 US from Corum Marketing Inc.

On February 16, 2006 we announced a strategic reseller agreement with PC Mall Corporation.

On April 3, 2006, we announced the delivery of our Cavio server solution and VKI-V personal identity devices to a Ministry of Defense department in Egypt.

Basis of Presentation

These consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The historical results for fiscal 2006 and 2005 include the Company and all its subsidiaries.

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

Long Lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Impairment of Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the actual results, or the plans and estimates, used for future impairment analysis are lower from the original estimates used to assess the recoverability of those assets, the Company could incur additional impairment charges

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment.

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

Pakistan recognizes revenue at the point/time the software is delivered/exported.

Veridicom Inc. and the Company recognize revenues at the point of shipment of products.

Software Development Costs

Costs related to the development of products and software are expensed as incurred until technological feasibility in the form of a working model has been established in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The time period between the establishment of technological feasibility and completion of product development is expected to be short, therefore the Company has not capitalized any product development costs during the presented periods.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Cost of goods sold for the three months ended March 31, 2006 includes $29,491 which has been reclassified from research and development expenses incurred in the three months ended March 31, 2005

Results of Operations -Three Months Ended March 31, 2006 and 2004

Net Revenue

Net revenue for the three months ended March 31, 2006 of $299,152 increased by $218,576 compared to net revenue of $80,576 for the same period in 2005. Revenues in the first quarter of 2006 are mainly in respect of VKI, a USB flash drive with finger print sensor. All other revenues for the comparative periods are in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology.

Cost of Goods Sold

Cost of goods sold is mainly for product components purchased from suppliers and the cost of finished products from existing inventory. These amounted to $179,267 for the three months ended March 31, 2006 compared to $22,694 for the same period in 2005.

Gross Profit

The gross profit for the three months ended March 31, 2006 of $119,885 was 40% of net sales compared to gross profit of $57,882 which was 72% of net sales for the same period in 2005.

General and Administrative Expenses

General and administrative expenses, which include non-cash compensation expenses of $378,840, amounted to $562,837 for the three months ending March 31, 2006 compared to $742,681 for the same period in 2005. The net decrease of $179,844 is mainly in respect of:

o
A decrease in salaries expense from $459,100 for the three months ended March 31, 2005 to $286,000 for the three months ended March 31, 2006 as a result of the recent layoff most of the Vancouver staff.

o	Professional fees, which mainly comprises of auditing and legal fees, increased by $60,000 in the three months ended March 31, 2006.
o	Insurance expense, which is mainly in respect of officers and directors insurance decreased by $18,000.
o	A decrease in consulting expenses from $63,000 for the three months ended March 31, 2005 to $50,000 for the three months ended March 31, 2006.
o
Commissions and fees which increased to $34,000 in the three months ended March 31, 2006 compared to $16,000 for the same period in 2005. This is due to increased equity investments in the first quarter of 2006.

o	A decrease in travel expenses from $32,000 for the three months ended March 31, 2005 to $5,000 for the same period in 2005.
o
Marketing and advertising expenses decreased from $25,000 for the three months ended March 31, 2005 to $3,000 for the same period in 2006. In the first quarter of 2005, there were costs incurred for attendance of trade shows. The Company didn’t attend trade shows in 2006.

o	Office administration expenses also decreased by $5,000 in the three months ended March 31, 2006 compared to the same period in 2005. This is due to reduced work force and operational activities.

Research and Development

Research and development expenditure for the three months ending March 31, 2006 was $160,849, compared to $293,323 for the same period in 2005. Such expenditures are related to salaries paid to research and development staff and on-going product, hardware and software enhancements.

Interest Expense

Interest expense for the three months ending March 31, 2006 amounting to $518,372 was for amortization of notes discount and accrued interest on notes payable, compared to interest expense of $476,321 for the same period in 2005.

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

On August 16, 2005 the third closing of the private placement was completed. As at March 31, 2006 $1,420,000 of the aggregate proceeds were received and $280,000 of the aggregate proceeds are receivable.

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

RISK FACTORS

THE COMPANY MAY HAVE VIOLATED FEDERAL SECURITIES LAWS

Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On March 3, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) that, through inadvertence and oversight, the Company had authorized and the Company’s transfer agent had issued, an aggregate of 11,610,178 unlegended shares of the Company’s common stock in excess of the shares of its common stock allocated in the Registration Statement filed by the Company on Form SB-2, which was declared effective by the SEC on July 18, 2005. The amount issued does not exceed the aggregate number of shares included in such Registration Statement. The Company has reviewed and revised its controls and procedures, with regard to the issuance of securities, to ensure full compliance with Federal Securities Laws in the future, and has formally requested that its transfer agent do so as well. As at December 31, 2005, there were 2,135,543 excess shares of common stock issued.

Until such time as the above issuance of excess shares of common stock is cured and rectified in a manner satisfactory to the regulators, this could impact the Company’s ability to raise additional capital in the market and hence its on-going and future operations.

The Company may face litigation from the Regulators and other interested parties and could incur significant legal and other costs , including any financial penalties that may be imposed. Any such action will negatively impact the Company’s liquidity and operations.

IF WE ARE SUBJECTED TO ADDITIONAL LITIGATION AND CLAIMS IN THE FUTURE.

If we are subjected to additional lawsuits or claims in the future, the costs and other effects of litigation and disputes, including the diversion of time and resources, and including claims, settlements, judgments, and changes in those matters, could have a material adverse effect on our business and financial condition.

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

OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR OUR SECURITY SOLUTIONS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY.

A large portion of our revenues is derived from the sale of security products and services. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors, including:

▪	the cost, performance and reliability of its products and services and the products and services of our competitors;
▪	customers' perception of the benefit of biometric security solutions;
▪	public perceptions of the intrusiveness of these solutions and the manner in which firms are using the biometric information collected;
▪	public perceptions regarding the confidentiality of private information;
▪	customers' satisfaction with our products and services; and
▪	marketing efforts and publicity regarding these products and services.

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

The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. You should also be aware that:

▪	Our technology may become obsolete upon the introduction of alternative technologies;
▪	We may incur substantial costs if we need to modify our products and services to respond to these alternative technologies;
▪	We may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies;
▪	We may be unable to acquire the rights to use the intellectual property necessary to implement new technology; and
▪	When introducing new or enhanced products or services, we may be unable to effectively manage the transition from older products and services.

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

Our products and services are used in systems with other vendors' products. These products and services can be adequately tested only when they are successfully integrated with these systems. Errors may be found in new products or releases after shipment and our products and services may not operate as expected. Errors or defects in our products and services could result in:

▪	loss of revenues and increased service and warranty costs;
▪	delay in market acceptance;
▪	loss of salaries; and
▪	injury to our reputation.

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

Products and services provided to our international customers account for a significant part of our revenues. In addition, key component of our business plan is to expand our reach in our foreign markets. Conducting business outside of the United States subjects us to additional risks, including:

▪	changes in regulatory requirements;
▪	reduced protection of intellectual property rights;
▪	evolving privacy laws;
▪	tariffs and other trade barriers;
▪	difficulties in staffing and managing foreign operations;
▪	problems in collecting accounts receivable; and
▪	difficulties in authenticating customer information.

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

As of May 22, 2006 we had 45,296,398 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 8,050,513 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 10,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible have increased due to exercise price adjustments due to default. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

Although our common stock trades on the Over-the-Counter Bulleting Board (the "OTCBB"), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

▪	the issuance of new equity securities;
▪	changes in interest rates;
▪	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
▪	variations in quarterly operating results;
▪	change in financial estimates by securities analysts;
▪	the depth and liquidity of the market for our common stock;
▪	investor perceptions of our company and the technologies industries generally; and
▪	general economic and other national conditions.

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol "VRDI." The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

▪	investors may have difficulty buying and selling or obtaining market quotations;
▪	market visibility for our common stock may be limited; and
▪	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2005 and the three month period ended March 31, 2006, the Company carried out an evaluation, under the supervision the Chief Executive Officer who is also acting as interim Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer, also acting as Interim Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

We were advised by Manning Elliott LLP, our independent auditors that during their performance of audit procedures related to our financial statements for the fiscal year ended December 31, 2005, they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The Company is in the process of rectifying the material weaknesses which are described below:

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

▪	We have begun to identify a list of key policies and procedures needed to improve our financial statement preparation and review process
▪	Significant transactions are reviewed and approved by a supervisor before recording in the accounting records and financial statements
▪	We have implemented a uniform chart of accounts for all subsidiaries so that consolidation and review of accounting records are easier and more accurate
▪	Some administrative duties completed by our internal accountant have been transferred to other departments allowing the accounting department to focus on record keeping
▪	We have enhanced our internal procedures for journal entry recording and approvals on a timely basis and for efficient and accurate consolidations and reporting
▪	We have added to our review procedures on, and documentation of, our accounts, including the preparation of memoranda to support our significant judgments and estimates each quarter

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

▪
We disclosed on Form 8K filed in March 2006 that we inadvertently issued shares. This was an isolated situation related to Convertible Notes. The required procedures and controls to be followed by the Company and by the transfer agent have now been revised and corrected to prevent the same error from occurring.

▪	Significant transactions are reviewed and approved by senior management before recording in the accounting records and financial statements

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

▪
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

▪	We will ensure that adequate procedures are in place so that all material agreements and contracts entered into by the Company are approved by the Board of Directors.
▪	Refer to the response in the above section on inadequate entity level controls for planned response.

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

▪	We enhanced our internal procedures for the timely preparation of bank reconciliations.

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

▪
We will implement internal control procedures to ensure our inventory quantities are updated on a timely basis and reflect the actual quantities on hand during our quarterly and annual reporting periods.

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also acting as interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected.

We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

The certifications of our principal executive officer who is also our principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certification.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since October 1, 2005 the Company is in default in making repayments of principal and interest due on the 10% callable convertible secured notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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
Date: May 22, 2006
/s/ Paul Mann Paul Mann President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)