Form 10KSB/A
period 2005-12-31
VERIDICOM INTERNATIONAL INC
filed 2006-09-22
CIK 710217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB/A (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-12382

VERIDICOM INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization) Suite 500, 21 Water Street Vancouver, British Columbia (Address of principal executive offices)	95-2577731 (I.R.S. Employer Identification Number) 98104-4023 (Zip Code)

(604) 696-0633
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐  No ☒

Issuer's revenues for its most recent fiscal year: $392,734

The aggregate market value of 50,414,611 shares of the voting and non-voting common equity held by non-affiliates computed as of September 18, 2006 based on the average high and low price of $0.02 per share was $1,008,292.22.

Number of shares outstanding of each of the issuer's classes of common stock at September 18, 2006:

Common Stock: 54,524,718

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

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

From March 10 to March 16, 2005, we exhibited at CeBIT 2005 at the Hannover Fairgrounds in Hannover, Germany. CeBIT offers a forum for business-to-business, “B2B”, solutions.

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

On March 28, 2006, the Company extended a special warrant offer (the “Special Warrant Offer”) to all holders of the Company’s Series A and Series B Warrants issued on February 25, 2005, April 29, 2005 and August 16, 2005 expiring five years after such dates (the “Original Warrants”). As part of the Special Warrant Offer, the exercise price of the Original Warrants was reduced from the exercise price $0.04 per share (the “Reduced Exercise Price”).

The Company and the holders consummated the Special Warrant Offer in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and pursuant to Regulation D promulgated thereunder. Based in material part upon the representations of the holder in the Form of Election to Purchase, the Company has complied and will comply with all applicable federal and state securities laws in connection with the offer, issuance and sale of the securities pursuant to the Special Warrant Offer.

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

Product and Services Overview

We provide a suite of identity management products, including hardware and software that utilize public key infrastructure (PKI), secure token-based technology, and fingerprint biometrics to authenticate and manage personal identities for a wide variety of applications and transactions. This platform provides a biometrically authenticated digital signature for financial, travel, and other applications. Veridicom’s patented authentication and transaction technology enables real-time authentication of individuals anytime, anywhere, via the Internet, point-of-sale, security kiosk, and mobile devices.

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

We believe that there is a significant need for an auditable and scalable product solution capable of linking an individual to a specific electronic event or transaction -- a strong authentication solution that safeguards legitimate business interests. Our identity management solutions employ public key infrastructure and a "virtual token" based technology to control, audit and monitor the identification processes for electronic events. We believe this provides organizations with several benefits:

•	Deployments of biometric technology provide strong authentication and validation of a user's identity eliminating the sole reliance on the vulnerable password/PIN infrastructure;

•	Enterprise middleware systems can move authenticated events securely in real-time over the Internet through a "trusted path";

•	Creates a non-reputable and legally recognized "card-present" scenario for events conducted for previously anonymous Internet credit card transactions;

•	Allows for the audit and assignment of a digital signature to any electronic event proving without question the time and origin of an event and actual event occurrence;

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

Middleware

Cavio 3.0 Identity Server	Robust Enterprise level authentication server for Windows, Linux platforms

VAS Hosted Service	Hosted authentication service from our data center

SDK	SDK's available for customer customization and OEMs

Applications

Digital Signature	Biometric signature attached to transactions or events. This provides significantly more secure signing capabilities than current PIN-based certificates

VPAS	Veridicom Personal Authentication Suite. This application is a bundled solution that allows PC or network logon, and secure logon to web site or web applications

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

•
the need to protect increasing amounts of sensitive and private information. Increased digitization of travel, medical, financial and security information requires stronger, less fallible modes of user authentication;

•
the increased amount of information has resulted in increased access requirements for corporate and personal uses. Physical and logical access requirements demands a more streamlined approach to identity management;

•	increased travel security requirements demand leading edge identification technology to improve security while streamlining the travel process; and

•	information access requirements have increased the proliferation of passwords. Unfortunately, as password requirements increase, the cost of managing passwords becomes prohibitive.

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

Regulatory Changes

Regulatory issues will continue to change the landscape for our technology. We believe that many of these legislative changes will present significant opportunities, such as:

•	HIPA - Health Insurance Portability and Accountability Act governs the privacy of health information, and securing access to that information. We believe that biometrics is well suited to this task.

•
US-VISIT - The US Government is mandating that all visitors to the US be fingerprinted and have a digital photo taken. The US Government will soon require a biometric template (fingerprint) and digital photo in passports.

•
Department of Defense - The US and other defense agencies are increasing security requirements at facilities and increasing security surrounding information assets. We believe that biometrics is well suited to meeting this challenge.

•
National ID cards - Canada, UK, US, Italy, Australia, Bosnia, and other nations are evaluating national ID card programs. Many of these nations are also considering adding biometrics, and fingerprints in particular, as components of that ID card program.

•
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

Promotion

A variety of strategies will be employed to promote our product and service portfolio. These initiatives include:

•	Bundling of our services;
•	Bundling with third party applications and software;
•	Joint partnerships with leading industry organizations;
•	Trade shows;
•	Leverage personal contacts and utilize network of key industry advisors; and
•	Leverage network of investment brokers and their clients. Transition investor support to market support.

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

In 2005, five former employees of Veridicom, Inc. filed claims against us with the Labor Commissioner in the State of California. The former employees allege that we owe unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003, prior to our acquisition, amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at December 31, 2005.

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

	High	Low

2004
January 1 - March 31	$8.00	$4.00
April 1 - June 30	5.70	3.45
July 1 - September 30	5.50	1.50
October 1 - December 31	4.05	2.30
2005
January 1 - March 31	$2.95	$1.31
April 1 - June 30	2.90	1.25
July 1 - September 30	1.40	0.65
October 1 - December 31	0.67	0.02

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

Subsequent to the year end, the Company issued 9,049,417 shares of common stock and in accordance with the private placement completed on February 1, 2006 has also committed to issue 10,000,000 shares of common stock and a total of 22,500,000 warrants to purchase the Company’s common stock.

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

Following the signing of an Omnibus Waiver and Consent by the majority of the Callable Secured Convertible Note Holders in January 2006, on February 1, 2006, the Company completed a private placement offering of 10,000,000 units to accredited investors for an aggregate purchase price of $400,000. Each unit consisted of one share of the Company’s common stock, and one warrant to purchase one share of the Company’s common stock. The aforementioned units were sold in reliance upon the exemption afforded by the provisions of Regulation S under the Securities Act.

With respect to the foregoing private placement offering, the Company issued 12,500,000 warrants to purchase the Company’s common stock to a placement agent.

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

On March 28, 2006, the Company extended a special warrant offer (the “Special Warrant Offer”) to all holders of the Company’s Series A and Series B Warrants issued on February 25, 2005, April 29, 2005 and August 16, 2005 expiring five years after such dates (the “Original Warrants”). As part of the Special Warrant Offer, the exercise price of the Original Warrants was reduced from the exercise price of $0.04 per share (the “Reduced Exercise Price”).

The Company and the holders consummated the Special Warrant Offer in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and pursuant to Regulation D promulgated thereunder. Based in material part upon the representations of the holder in the Form of Election to Purchase, the Company has complied and will comply with all applicable federal and state securities laws in connection with the offer, issuance and sale of the securities pursuant to the Special Warrant Offer.

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

The legal entity, Alpha Virtual, Inc. (“Alpha”), retained its name until it was changed to Veridicom International, Inc. in February 2004. In May 2005, the name of the subsidiary company in Pakistan was changed to Veridicom Pakistan (Private.) Limited.

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

General and Administrative Expenses

General and administrative expenses, which include non-cash compensation expense of $858,587, amounted to $3,526,264 in fiscal 2005 compared to $3,441,793 in fiscal 2004. This increase of $84,471 in general and administrative expenses is mainly in respect of:
•	Salaries , which increased from $1,286,000 in 2004 to $1,393,000 in 2005 as a result of the hiring of new software development, hardware development, and administrative staff;
•
Marketing expenses, which increased from $21,000 in 2004 to $98,000 in 2005 due to increased marketing efforts to introduce our core product (VKI) to the market. Substantial number of these products was distributed to potential marketing firms as samples;

•	Insurance expense, mainly for officers and directors, increased from $49,000 in 2004 to $82,000 in 2005;
•	Telephone and internet expenses for 2005 increased by $13,000 compared to 2004;
•	Office administration expenses, which decreased from $411,000 in 2004 to $391,000 in 2005;
•	Professional fees, which include legal, accounting and auditing fees, decreased from $607,000 to $583,000;
•	Travel expenses decreased by $40,000;
•	Commissions and fees, mainly related to new equity and debt investments decreased from $147,000 in 2004 to $84,000 in 2005;

Research and Development

Research and development expenditure for the fiscal 2005 was $1,274,127, compared to $495,577 in 2004. The increase in this expense is mainly in respect of salaries for personnel in product development, including hardware and software enhancements.

Interest Expense

Interest expense for the fiscal 2005 amounting to $2,268,202 compared to interest expense of $94,145 for the same period in 2004 was due to amortization of the discount and accrued interest on the notes payable. The significant increase in interest expense in fiscal 2005 is mainly due to interest expense of beneficial conversion feature and amortization of deferred finance charges resulting from the convertible notes issued in 2005.

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

Pursuant to the Agreement, the Company incurs Standard Liquidated Damages consisting of a penalty of 3% per month of the outstanding principal balance of the Notes if: (a) the number of the Company’s authorized and reserved common shares is less than two times the number of shares issuable upon conversion of the Notes and upon exercise of the Warrants; and (b) the holders are not provided with monthly share information detailing the number of shares authorized and reserved within 5 business days of the end of the month.

Since July 29, 2005, our first round of the private placement was in default of the Standard Liquidated Damages. Since November 16, 2005, our second round of the private placement was in default of the Standard Liquidated Damages. Since November 25, 2005, our third round of the private placement was in default of the Standard Liquidated Damages. As at December 31, 2005, the Company incurred Standard Liquidated Damages of $1,731,604.

Following the signing of an Omnibus Waiver and Consent by the majority of the Callable Secured Convertible Note Holders in January 2006, on February 1, 2006, the Company completed a private placement offering of 10,000,000 units to accredited investors for an aggregate purchase price of $400,000. Each unit consisted of one share of the Company’s common stock, and one warrant to purchase one share of the Company’s common stock.

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

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005 we have incurred a net loss of $10,338,510 and have a working capital deficit of $4,704,497, which raises substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the CompPany believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the actual results, or the plans and estimates, used for future impairment analysis are lower from the original estimates used to assess the recoverability of those assets, the Company could incur additional impairment charges

Revenue Recognition

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

Stock Based Compensation

Stock options granted to employees and non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “ Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principles used, and changes the requirements for accounting for and reporting of a change in an accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe this pronouncement will have a material impact in its financial results.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

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

Particulars of the legal proceedings in which we are currently involved are provided under Item 3 “Legal Proceedings”

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

A large portion of our revenues is derived from the sale of security products and services. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors, including:

•	the cost, performance and reliability of its products and services and the products and services of our competitors;
•	customers' perception of the benefit of biometric security solutions;
•	public perceptions of the intrusiveness of these solutions and the manner in which firms are using the biometric information collected;
•	public perceptions regarding the confidentiality of private information;
•	customers' satisfaction with our products and services; and
•	marketing efforts and publicity regarding these products and services.

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

The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. You should also be aware that:

•	Our technology may become obsolete upon the introduction of alternative technologies;
•	We may incur substantial costs if we need to modify our products and services to respond to these alternative technologies;
•	We may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies;
•	We may be unable to acquire the rights to use the intellectual property necessary to implement new technology; and
•	When introducing new or enhanced products or services, we may be unable to effectively manage the transition from older products and services.

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

Our products and services are used in systems with other vendors' products. These products and services can be adequately tested only when they are successfully integrated with these systems. Errors may be found in new products or releases after shipment and our products and services may not operate as expected. Errors or defects in our products and services could result in:

•	loss of revenues and increased service and warranty costs;
•	delay in market acceptance;
•	loss of salaries; and
•	injury to our reputation.

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

Products and services provided to our international customers account for a significant part of our revenues. In addition, key component of our business plan is to expand our reach in our foreign markets. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements;
•	reduced protection of intellectual property rights;
•	evolving privacy laws;
•	tariffs and other trade barriers;
•	difficulties in staffing and managing foreign operations;
•	problems in collecting accounts receivable; and
•	difficulties in authenticating customer information.

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

As of April 15, 2006 we had 26,246,981 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 8,050,513 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 10,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible have increased due to exercise price adjustments due to default. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

Although our common stock trades on the Over-the-Counter Bulleting Board (the "OTCBB"), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;
•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company and the technologies industries generally; and
•	general economic and other national conditions.

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

Our common stock is currently traded on a limited basis on the OTCBB under the symbol "VRDI." The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;
•	market visibility for our common stock may be limited; and
•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to our audited consolidated financial statements and Report of the Independent Registered Public Accounting Firm beginning at page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

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

•	We have begun to identify a list of key policies and procedures needed to improve our financial statement preparation and review process

•	Significant transactions are reviewed and approved by a supervisor before recording in the accounting records and financial statements

•	We have implemented a uniform chart of accounts for all subsidiaries so that consolidation and review of accounting records are easier and more accurate

•	Some administrative duties completed by our internal accountant have been transferred to other departments allowing the accounting department to focus on record keeping

•	We have enhanced our internal procedures for journal entry recording and approvals on a timely basis and for efficient and accurate consolidations and reporting

•	We have added to our review procedures on, and documentation of, our accounts, including the preparation of memoranda to support our significant judgments and estimates each quarter

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

•
We disclosed on Form 8K filed in March 2006 that we inadvertently issued shares. This was an isolated situation related to Convertible Notes. The required procedures and controls to be followed by the Company and by the transfer agent have now been revised and corrected to prevent the same error from occurring.

•	Significant transactions are reviewed and approved by senior management before recording in the accounting records and financial statements

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

•
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

•	We will ensure that adequate procedures are in place so that all material agreements and contracts entered into by the Company are approved by the Board of Directors.

•	Refer to the response in the above section on inadequate entity level controls for planned response.

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

•	We enhanced our internal procedures for the timely preparation of bank reconciliations.

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

•
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

Name	Age	Position
Paul Mann	47	Chief Executive Officer and Director
Bill Cheung	34	Director
Jeremy Coles	51	Director
Shannon McCallum	41	Director
Dan Stryker*	50	President
Bashir Jaffer**	60	Chief Financial Officer and Secretary
Hamid Baradaran	44	Vice President, Hardware Development and Manufacturing

* Mr. Stryker was terminated as President on August 8, 2006.

** Mr. Jaffer resigned as the Chief Financial Officer and Secretary on May 3, 2006 and Mr. Mann has been serving as the interim Chief Financial Officer.

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

Summary Compensation Table

(a)		(b)	(c)		(d)	(e)		(f)
Name and principal Position		Year	Salary ($)		Bonus ($)	Other Annual Compensation		Restricted Stock Award $
Charles Lesser, Former President	(1)	2003	69,631			14,369	(2)

Paul Mann, CEO		2004	175,000		—
Bashir Jaffer, CFO		2004	100,000		—
Hamid Baradanan, VP Hardware Development		2004	100,000		—
Terry Laferte, VP Software Development		2004	100,000		—
Cameron Adams, VP Strategic Devt & Sales		2004	100,000		—

Current year, 2005
Paul Mann, CEO		2005	175,000		—
Bashir Jaffer, CFO		2005	100,000	(4)	—
Hamid Baradanan, VP Hardware Development		2005	100,000		—

Summary Compensation Table (cont.)

	Long Term Compensation
Annual Compensation	Awards			Payouts
	(g)		(h)	(i)
	Securities Underlying Options / SARs (#)		LTIP Payouts ($)	All Other Compensations ($)

Charles Lesser, Former President	60,000	(1)
		(3)
Jeremy Coles, Director	50,000
Shannon McCallum, Director	100,000
Bill Cheung, Director	0
Paul Mann, CEO	200,000	(5)
Bashir Jaffer, CFO	100,000
Hamid Baradaran, VP Hardware Development	100,000

(1)	Retained in April 2003.

(2)	Represents premiums paid on an insurance policy.

(3)
Options were originally granted on April 1, 2003 vesting 2,500 shares per month over a period of 24 months. Mr. Lesser resigned in February 2004 and at that time 24,000 options were vested. These options have now lapsed.

(4)	Remuneration for certain officers is paid in Canadian currency at $130,000 per annum. These have been stated above as US $100,000 per annum

(5)	Stock options to the CEO & President consist of 150,000 options under the terms of his employment agreement and 50,000 options under the 2004 Stock Option Plan

Option/SAR Information

The following table sets forth stock options granted by us to the named executive officers in the most recent fiscal year.

Options/SAR Grants in Last Fiscal Year
Individual Grants

Director / Officer	No. of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year (1) (2)	Exercise or Base Price ($/Sh)	Expiration Date
Paul Mann, CEO	200,000	27.59%	$1.79	See Note 3
Bashir Jaffer, CFO	100,000	13.79%
Hamid Baradaran, VP Hardware	100,000	13.79%

(1)	1,155,000 stock options were granted in February and April 2005. Of these, 430,000 lapsed during the year and currently, the outstanding number of options are 725,000

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

We have not entered into employment agreements with our other executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 26, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers and directors as a group.

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

Named Executive Officers and Directors:	Amount and Nature of Beneficial Ownership		Percentage of Class
Paul Mann, Director, Chief Executive Officer	3,113,267	(1)	11.9%
Dan Stryker, President	0		0%
Bashir Jaffer, Chief Financial Officer and Secretary	100,000		0.4%
Hamid Baradaran, VP, Hardware Development & Manufacturing	100,000		0.4%
Bill Cheung, Director	713,512	(2)	2.7%
Shannon McCallum, Director	100,000		0.4%
Jeremy Coles, Director	83,268	(3)	0.3%

All current directors and named officers as a group (7 in all)	7,100,294		27.1%

5% Stockholders:

Dara Bashir Khan F12 Off Hatim Alvi Road Block 4 Old Clifton Karachi Pakistan	3,750,000		14.3%

Palmira Advisors S C Avenida Palmira 142 Cuernavaca Morelos 62490 Mexico	2,500,000		9.5%

(1)	Includes options to purchase 200,000 shares of Common Stock.

(2)
Includes (i) options to purchase 285,714 shares of Common Stock, owned by Manhattan Capital Partners, LLC of which Mr. Cheung is a partner, (ii) options to purchase 150,000 shares of Common Stock and (iii) 277,858 shares in the name of Manhattan Capital Partners.

(3)	Includes options and warrants to purchase an aggregate of 652,348 shares of Common Stock.

(4)	Includes 979,376 shares held in the name of Biocom Co., Ltd. Mr. Kwun is the president of Biocom Co., Ltd.

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

ITEM 13. EXHIBITS

(a) Exhibits.

Exhibit Number

14.1	Code of Ethics (incorporated by reference to incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

24.1	Power of Attorney (included on the signature page).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In July 2005, A J Robbins,PC were dismissed as the Company’s auditors and Manning Elliott LLP, Chartered Accountants were appointed as our auditors by the Board of Directors.

Aggregate fees billed by our independent public accountants for the years ended 2005 and 2004 are as follows:

	2005		2004
Audit fees	$47,500	(1)	$223,568
Audit related fees	$—		$—
Tax fees	$—		$1,193
All other fees	$—		$—

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

Signature	Title	Date

/s/ Paul Mann	President, Chief Executive Officer, Chief Financial	September 22, 2006
Paul Mann	Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Bill Cheung	Director,	September 22, 2006
Bill Cheung

s/ Jeremy Coles	Director	September 22, 2006
Jeremy Coles

Director
Shannon McCallum

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ALPHA VIRTUAL, INC.)

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Veridicom International, Inc.

We have audited the accompanying consolidated balance sheet of Veridicom International, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders" deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Veridicom International, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, were audited by other auditors in their report dated February 11, 2005. Those auditors expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

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

As discussed in Note 19 to the accompanying financial statements, the Company has restated the consolidated financial statements for the year ended December 31, 2005.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
April 14, 2006, except as to Note 19 which is as of September 18, 2006

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

ASSETS
	2005
	(Restated - Note 19)	2004
Current assets
Cash	$—	$53,866
Accounts receivable, net	47,358	15,791
Accounts receivable, related party	119,378	32,794
Subscriptions receivable	—	420,000
Inventory	469,609	72,793
Other current assets	18,457	26,603
Total current assets	654,802	621,847

Property & equipment, net	107,897	206,697
Patents	200,000	200,000
Goodwill	2,570,806	4,728,546
Deferred finance costs, net	807,969	—
Other assets	—	3,302
	$4,341,474	$5,760,392

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank indebtedness	$769	—
Accounts payable	1,456,722	$1,808,828
Accrued expenses	2,711,612	785,889
Due to related party	117,237	610,003
Notes payable, current portion	80,050	254,549
Notes payable — related parties, current portion	53,000	582,681
Convertible notes payable	887,603	—
Other current liabilities	52,306	37,799
Total current liabilities	5,359,299	4,079,749

Notes payable, related parties, less current portion	36,812	—
Notes payable, less current portion	366,214
Other liabilities	89,044	—

Noncontrolling interest	28,980	18,698

Stockholders' equity (deficit)
Preferred stock, $.001 par value 2,000,000 authorized; NIL issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 authorized; 26,246,981 and 15,781,107 issued and outstanding, respectively	26,246	15,781
Additional paid in capital	20,804,835	13,591,671
Accumulated other comprehensive loss	(230,634)	(144,695)
Deficit	(22,139,322)	(11,800,812)
Stockholders' equity (deficit)	(1,538,875)	1,661,945
	$4,341,474	$5,760,392

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005
	(Restated - Note 19)	2004
Revenues
Revenue	$392,734	$384,853
Cost of goods sold	344,764	212,063
Gross profit	47,970	172,790

Expenses
General and administrative	3,526,264	3,441,793
Research and development	1,274,127	495,577
Depreciation	158,172	47,188
Impairment of goodwill	2,157,740	—
Loss from operations	(7,068,333)	(3,811,768)

Other income (expense):
Gain on forgiveness of debt	194,620	—
Interest expense	(2,268,202)	(94,145)
Other income	545,291	179,344
Liquidated damages (Note 15)	(1,731,604)	—
Loss before noncontrolling interest	(10,328,228)	(3,726,569)

Noncontrolling interest	(10,282)	6,308
Net loss	(10,338,510)	(3,720,261)

Other comprehensive loss:
Foreign currency translation	(85,939)	(141,002)
Total comprehensive loss	$(10,424,449)	$(3,861,263)

Loss per share (basic and diluted)	$(0.69)	$(0.27)

Weighted average common shares
(basic and fully diluted)	15,060,000	14,416,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY (DEFICIT) FOR THE YEARS ENDEDDECEMBER 31,2005 AND 2004
	Common Stock $.001 par value
	Shares	Amount	Common Stock Committed	Additional Paid In Capital	Accumulated Comprehensive Loss	(Deficit)	Total Stockholders Equity (Deficit)
Balances, December 31, 2003	9,450,689	$9,450	$10,000	$7,280,603	$(3,693)	$(8,080,551)	$(784,191)
Sales of common stock net of offering costs of $673,978	1,020,578	1,021	—	2,040,063	—	—	2,041,084
Stocks issued for conversion of debt	157,143	157		164,843	—	—	165,000
Stocks issued as loan fee (Beaufort)	25,000	25	—	106,225	—	—	106,250
Stock issued in Cavio merger	5,119,140	5,119	—	424,401	—	—	429,520
Stock options granted for CEO	—	—	—	359,100	—	—	359,100
Exercise of Stock options	8,560	9	—	13,817	—	—	13,826
Cavio's subscription received	—	—	—	3,192,619	—	—	3,192,619
Common stock comitted reclassified	—	—	(10,000)	10,000	—	—	—
Foreign currency translation adjustment	—	—	—	—	(141,002)	—	(141,002)
Net (loss)	—	—	—	—	—	(3,720,261)	(3,720,261)
Balances, December 31, 2004	15,781,110	$15,781	$—	$13,591,671	$(144,695)	$(11,800,812)	$1,661,945
Sales of common stock net of offering costs of $5,000	61,000	61	—	95,589	—	—	95,650
Stocks issued for conversion of debt	10,343,502	10,343	—	699,470	—	—	709,813
Stocks issued for services	50,000	50	—	139,950	—	—	140,000
Beneficial conversion rights	—	—	—	5,559,579	—	—	5,559,579
Stock options granted for CEO and employees	—	—	—	704,149	—	—	704,149
Stocks issued as interest expense	11,369	11	—	14,427	—	—	14,438
Foreign currency translation adjustment	—	—	—	—	(85,939)	—	(85,939)
Net (loss)	—	—	—	—	—	(10,338,510)	(10,338,510)
Balances, December 31, 2005 (Restated - Note 19	26,246,981	$26,246	$—	$20,804,835	$(230,634)	$(22,139,322)	$1,538,875

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005
	(Restated - Note 19)	2004
Cashflow from operating activities:
Net loss from operations	$(10,338,510)	$(3,720,261)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	158,172	47,188
Amortization of deferred financing costs	225,317	—
Stock based compensation	858,587	465,350
Common stock issued for debt conversion	709,813	(165,000)
Gain on forgiveness of debt	(194,620)	—
Accretion of interest expense on convertible debt	1,513,864	—
Impairment of goodwill	2,157,740	—
Non-controlling interest	10,282	(6,308)

Change in operating assets and liabilities:
Accounts receivable	(31,564)	11,749
Related party receivables	(86,584)	45,166
Subscriptions receivables	—	(420,000)
Inventory	(396,816)	17,010
Other assets	12,131	(11,474)
Accounts payable	(143,635)	605,443
Accrued expenses	1,925,831	(98,880)
Due to related parties	(469,079)	234,304
Other current liabilities	103,549	37,799
Convertible notes payable	(317,171)	—
Bank indebtedness	769	—
Net cash used in operating activities	(4,301,924)	(2,957,914)
Cash flows from investing activities
Cash acquired through merger and acquisition	—	164,791
Purchase of property and equipment	(66,888)	(70,609)
Net cash provided by (used in) investing activities	(66,888)	94,182
Cash flows from financing activities
Proceeds from notes payable	5,020,000	582,681
Payment on notes payable	(633,932)	(130,000)
Deferred finance costs	(493,707)	—
Collection of subscriptions receivable	420,000	129,821
Payment of offering costs	(5,000)	(673,968)
Proceeds from sale of common stock and warrants	100,650	3,023,699
Net cash provided by financing activities	4,408,011	2,932,233
Effect of exchange rate changes on cash	(93,065)	(141,002)
Decrease in cash	(53,866)	(72,501)
Cash, beginning of period	53,866	126,367
Cash, end of period	$—	$53,866
Supplemental disclosures of cash flow information
Interest paid	136,683	22,676
Income taxes paid	—	—

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Veridicom International, Inc., (the "Company", formerly known as Alpha Virtual, Inc. ("Alpha") is a Delaware Corporation formerly headquartered in California that was formed on September 9, 1987. The name of the Company was changed to Veridicom International, Inc. in February 2004. The Company consolidated its corporate offices in April 2004 and is now headquartered in Vancouver, British Columbia.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $10,338,510 and has a working capital deficit of $4,704,497, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash	$164,791
Receivables	14,043
Stock subscription receivable	129,821
Prepaid expenses	4,874
Fixed assets, net	109,473
423,002
Less liabilities assumed
Accounts payable and accrued expenses	(694,009)
Loans payable	(28,693)
(722,702)
Net liabilities	$(299,700)
Net liabilities assumed	$299,700
Stock issued for acquisition	299,700
Common stock issued into escrow	3,192,619
Goodwill	$3,792,019

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

Exchange Rates (indirect quotation)	For the year Ending December 31, 2005	For the year Ending December 31, 2004
Rupee Average	.01671	.01715
Rupee Period end	.01673	.01682
Canadian Dollar Average	.86135	.76847
Canadian Dollar Period end	.85771	.83084

Patents

The Company has several international patents for its biometric technology, as well as several pending patent applications. The patents are being carried at a fair value of $200,000.

Impairment of Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. If the actual results, or the plans and estimates, used for future impairment analysis are lower from the original estimates used to assess the recoverability of those assets, the Company could incur additional impairment charges.

Revenue Recognition

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “ Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principles used, and changes the requirements for accounting for and reporting of a change in an accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe this pronouncement will have a material impact in its financial results.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 3 - BUSINESS ACQUISITIONS AND GOODWILL IMPAIRMENT

The Company completed the following business acquisition during 2004, in order to secure and consolidate the required technologies needed for the development of the Company’s comprehensive identity management solutions.

In February 2004, Cavio Corporation, a privately held Washington corporation was acquired in exchange for 5,119,140 shares of the Company’s common stock. As at December 31, 2004, the goodwill arising from this acquisition was $3,792,019.

As at December 31, 2005 in accordance with the requirements of the Statement of Accounting Standards No.142, “Goodwill and Other Intangible Assets,” the annual assessment of all of the Company’s goodwill was undertaken and conducted by an independent third party. Based on this independent assessment, the implied fair value of the Company’s goodwill was determined to be $2,570,806 as at December 31, 2005, resulting in an impairment charge of $2,157,740 being recognized by the Company in its audited financial statements for 2005.

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

NOTE 6 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31 2005	December 31 2004
Tooling equipment	$203,651	$161,595
Furniture and fixtures	33,932	33,932
Office equipment	31,891	30,954
Computer hardware	289,853	278,185
Computer software	163,162	158,539
Vehicles	27,422	19,818
	749,911	683,023
Less accumulated depreciation and amortization	642,014	476,326
Net carrying value	107,897	$206,697

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2005, the Company reached a full settlement with a lender in respect of a short-term loan of $100,000 and the interest due thereon. A director of the Company is an associate of the lender's parent company. Under the settlement terms, the total interest payable was limited to a maximum of $20,000. The Company paid, in full, the principal of $100,000 and all the accrued interest owed to the lender of $10,000. The Company also issued 25,000 shares of the Company’s common stock to this lender as a loan fee valued at $106,250.

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

The Company has notes payable totaling $446,263(2004: $582,681) bearing interest at rates from 10%-12% per annum, maturing between January and June, 2007.

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

The Company recognized $858,587 as stock based compensation to employees and directors of the Company for the year ended December 31, 2005.

	December 31, 2005		December 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance, beginning of year	2,681,549	1.99	2,690,109	1.99
Granted	1,155,000	1.79	—	—
Exercised	—	—	(8,560)	1.61
Forfeited/Expired	(662,255)	1.47	—	—
Balance, end of year	3,174,294	2.02	2,681,549	1.99

Additional information regarding options outstanding as at December 31, 2005 is as follows:

	Outstanding			Vested and Exercisable
Range of Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $
0.00 - 1.00	294,426	2.76	0.70	294,426	0.70
1.01 - 2.00	2,022,368	3.03	1.47	1,297,368	1.30
2.01 - 3.00	—	—	—	—	—
3.01 - 4.00	712,500	2.02	3.50	712,500	3.50
4.01 - 5.00	145,000	2.00	5.00	145,000	5.00
	3,174,294			2,449,294

The following table summarizes the continuity of the Company’s warrants to acquire additional shares:

	Number of Warrants	Weighted average exercise price $
Balance, December 31, 2004	1,046,634	$2.39
Issued	10,736,511	$3.88
Exercised	—	—
Lapsed	—	—
Outstanding, December 31, 2005	11,783,145	$3.75

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

Agreements

On November 3, 2003, Veridicom Inc. a subsidiary of the Company, entered into a five year Marketing and Distribution Agreement with Biocom Co. Ltd., (“Biocom”) a Korean corporation and Gyung Min Kim, a director of the Company. Under the terms of this Agreement Biocom was appointed as the Company’s exclusive distributor for all the sale and servicing of the Company’s products in Korea

The Company entered into a Non-Excusive Agreement with KirwanGier for assisting in equity placements on August 5, 2004 for a term of six months. The agreement was terminated on October 6, 2004. Under the terms of the agreement, the Company was to issue warrants to purchase 100,000 shares of the Company's common stock at $3.50 per share. The Company will not issue these warrants due to non-performance on the part of KirwanGier.

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

NOTE 12 - PROCEEDS FROM CAPITAL STOCK SUBSCRIPTIONS

On January 16, 2004, the Company entered into an Agreement and Plan of Merger (“the Merger”) with Cavio Corporation, a privately held Washington corporation ("Cavio"). The Merger became effective on February 20, 2004 following a special meeting of Cavio's stockholders. In accordance with the terms of the Merger Agreement, the Company acquired all outstanding shares of Cavio common stock in exchange for 5,119,140 shares of the Company’s common stock. As of February 20, 2004 Cavio had received proceeds from capital stock subscriptions amounting to $3,192,619, which represented amounts advanced to Cavio that were intended to be converted into capital stock. To complete the Merger with the Company, Cavio issued 1,754,000 shares which were then exchanged for 486,654 shares of the Company (at the exchange ratio of 1: 0.277454 as per the terms of the Merger Agreement). The 486,654 shares have been held in trust since consummation of the Merger, pending confirmation of eligible subscribers and the proceeds of $3,192,619 were recorded as a liability in Cavio’s financial statements.

In March, 2005, Cavio and the Company confirmed the subscribers eligible to be issued the 486,654 shares of the Company’s common stock. The Board of Directors of the Company then ratified, approved and accepted the issuance of the aforementioned 486,654 shares of the Company’s common stock to the subscribers. Accordingly, the proceeds from capital stock subscriptions were recorded as additional paid in capital (APIC) in the year ended December 31, 2004.

NOTE 13 - EARNINGS PER SHARE

	For the Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
(Loss) available to common stockholders	$(10,338,510)	15,060,000	$(0.69)
Effect of Dilutive Securities	—	—	—
Diluted EPS
(Loss) available to common stockholders	$(10,338,510)	15,060,000	$(0.69)

	For the Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
(Loss) available to common stockholders	$(3,861,263)	14,415,829	$(0.27)
Effect of Dilutive Securities	—	—	—
Diluted EPS
(Loss) available to common stockholders	$(3,861,263)	14,415,829	$(0.27)

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

Pursuant to the Agreement, the Company incurs a penalty of 3% per month of the outstanding principal balance of the Notes if: (a) the number of the Company’s authorized and reserved common shares is less than two times the number of shares issuable upon conversion of the Notes and upon exercise of the Warrants; and (b) the holders are not provided with monthly share information detailing the number of shares authorized and reserved within 5 business days of the end of the month. During the year ended December 31, 2005, the Company incurred both penalties on the entire principal balance of convertible notes. Accordingly, as at December 31, 2005, the Company has recognized an accrued liability of $1,731,604 relating to these penalties.

NOTE 16 - INCOME TAX

At December 31, 2005 and 2004, the Company had net operating losses to carry forward totalling approximately $9,200,000 and $3,800,000, respectively. Because of the current uncertainty of realizing the benefit of these losses carried forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the losses carried forward depends upon the Company’s ability to generate taxable income during the carry forward period through to 2020.

The reconciliation of the Company’s effective income tax rate to the United States statutory rate is as follows for the years ended December 31, 2005 and 2004.

	2005	2004
Federal income tax rate	(35%)	(35%)
Effect of valuation allowance	35%	35%
Effective income tax rate	0%	0%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The approximate tax effect of each type of temporary difference and carry forward that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005 $	2004 $
Net operating losses carried forward	3,220,000	1,330,000
Less: valuation allowance	(3,220,000)	(1,330,000)
Net deferred tax asset	—	—

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

Following the signing of an Omnibus Waiver and Consent by the majority of the Callable Secured Convertible Note Holders in January 2006, on February 1, 2006, the Company completed a private placement offering of 10,000,000 units to accredited investors for an aggregate purchase price of $400,000. Each unit consisted of one share of the Company’s common stock, and one warrant to purchase one share of the Company’s common stock. The aforementioned units were sold in reliance upon the exemption afforded by the provisions of Regulation S under the Securities Act. With respect to the foregoing private placement offering, the Company issued 12,500,000 warrants to purchase the Company’s common stock to a placement agent. Pursuant to the terms of the Subscription Agreement in connection with the foregoing sale of units, the Company has granted the investors registration rights with respect to the shares of common stock and shares of common stock underlying the warrants purchased. Pursuant to the Subscription Agreement, the Company had undertaken to file a registration statement with the Securities and Exchange Commission within 60 days of the closing of the sale of units.

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

NOTE 19 - RESTATEMENT

The Company has restated its financial statements as at December 31, 2005 and for the year then ended to account for liquidated damages owing to the holders of the Company’s convertible debt and revised its accounting for the amortization of the discount on the convertible notes. The Company also reclassified all of the convertible notes as current liabilities, as the Company was in default of the terms as at December 31, 2005. The effect of the restatements are to increase accrued expenses by $1,731,604 and notes payable by $267,953. The restatement also increases net loss by $1,999,557 and net loss per share by $0.14 for the year ended December 31, 2005.

Consolidated Balance Sheet

	As At December 31, 2005
	As Reported $	Adjustment $	As Restated $

Current Liabilities

Accrued expenses	980,008	1,731,604	2,711,612
Convertible notes payable	393,529	494,074	887,603
Total current liabilities	3,133,621	2,225,678	5,359,299

Convertible notes payable, less current portion	226,121	(226,121)	—

Consolidated Statements of Operations

	Year Ended December 31, 2005
	As Reported $	Adjustment $	As Restated $

Other Expenses
Interest expense	(2,000,249)	(267,953)	(2,268,202)
Liquidated damages	—	(1,731,604)	(1,731,604)

Loss before noncontrolling interest	(8,328,671)	(1,999,557)	(10,328,228)

Net loss	(8,338,953)	(1,999,557)	(10,338,510)

Comprehensive loss	(8,424,892)	(1,999,557)	(10,424,449)

Net Loss Per Share - Basic and Diluted	(0.55)	(0.14)	(0.69)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2005
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss for the period	(8,338,953)	(1,999,557)	(10,338,510)

Accretion of interest expense on convertible debt	1,245,911	267,953	1,513,864
Accrued expenses	194,227	1,731,604	1,925,831