Form 10QSB/A
period 2006-03-31
VERIDICOM INTERNATIONAL INC
filed 2006-09-22
CIK 710217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

There were 45,296,39854,524,718 shares outstanding of registrant's Common Stock, par value $.001 per share, as of May September 189, 2006.

VERIDICOM INTERNATIONAL, INC.
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31, 2006	December 31, 2005
	Restated - Note 12
Current assets
Cash	3,041	$-
Accounts receivable, net	289,439	47,358
Accounts receivable, related party	133,071	119,378
Inventory	351,265	469,609
Other current assets	187,212	18,457
Total current assets	964,028	654,802

Property & equipment, net	83,205	107,897
Patents	200,000	200,000
Goodwill	2,570,806	2,570,806
Deferred finance costs, net	721,863	807,969
Total assets	$4,539,902	$4,341,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$-	769
Accounts payable	1,693,591	$1,456,722
Accrued expenses	3,633,502	2,711,612
Due to related party	120,591	117,237
Notes payable, current portion	80,050	80,050
Notes payable - related party, current portion	53,000	53,000
Convertible notes payable	1,161,346	887,603
Other current liabilities	52,304	52,306
Total current liabilities	6,794,384	5,359,299

Notes payable, less current portion	366,214	366,214
Notes payable - related parties, less current portion	36,812	36,812
Other liabilities	88,991	89,044

Noncontrolling interest	33,136	28,980

Contingencies and Commitments (Notes 1 and 8)

Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 2,000,000 shares authorized; NIL issued and outstanding	-	-
Common stock, $.001 par value, 60,000,000 shares authorized; 45,296,398 and 26,246,981 shares issued and outstanding, Respectively	45,296	26,246
Additional paid in capital	22,865,373	20,804,835
Accumulated other comprehensive loss	(230,428)	(230,634)
Deficit	(25,459,876)	(22,139,322)
Stockholders' deficit	(2,779,635)	(1,538,875)
Total liabilities and stockholders’ deficit	$4,539,902	$4,341,474

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005
	Restated - Note 12
Revenues
Revenue	$299,152	$80,576
Cost of goods sold	179,267	22,694
Gross profit	119,885	57,882

Expenses
General and administrative	562,837	742,681
Research and development	160,849	293,323
Depreciation	24,692	17,267
Loss from operations	(628,493)	(995,389)

Other (income) expense:
Financing Costs	1,084,929	-
(Gain) on forgiveness of debt	-	(151,675)
Interest expense	855,012	476,321
Liquidated damages	746,823	-
Other (income) loss	1,140	4,637
Loss before noncontrolling interest	(3,316,397)	(1,324,672)

Noncontrolling interest	(4,157)	(4,871)

Net loss	(3,320,554)	(1,329,543)

Other comprehensive income:
Foreign currency translation	206	3,273

Total comprehensive loss	$(3,320,760)	$(1,326,270)

Loss per share (basic and diluted)	$(0.10)	$(0.09)

Weighted average common shares
(basic and fully diluted)	32,380,000	15,594,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31, 2006	March 31, 2005
	Restated - Note 12

Operating activities:
Net loss from operations	$(3,320,554)	$(1,329,543)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of property and equipment	24,692	17,267
Amortization of deferred financing costs	86,106	-
Stock based compensation	135,090	179,295
Common shares issued for services rendered	243,750	-
Gain on forgiveness of debt	-	(151,675)
Accretion of interest expense on convertible debt	604,512	449,385
Minority interest	4,157	4,871

Change in operating assets and liabilities:
Accounts receivable	(242,081)	364
Related party receivables	(13,719)	(82,468)
Inventory	118,344	2,133
Other assets	(168,784)	5,003
Accounts payable	252,518	(451,132)
Accrued expenses	2,007,081	(14,628)
Due to related parties	3,354	(33,821)
Other current liabilities	(53)	2,575
Bank indebtedness	(769)	-
Net cash used in operating activities	(266,356)	(1,402,374)

Investing activities:
Purchase of property and equipment	-	(3,293)

Net cash used in investing activities	-	(3,293)

Financing activities:
Proceeds from notes payable	-	1,700,000
Payment on notes payable	-	(241,467)
Deferred finance costs	-	(221,707)
Collection of subscription receivables	-	420,000
Payment of offering costs/commission	(24,000)	(5,000)
Proceeds from issuance of common shares, net	300,000	100,650
Net cash provided by financing activities	276,000	1,752,476
Effect of exchange rate changes on cash	(6,603)	3,273

Increase in cash	3,041	350,082
Cash, beginning of period	-	53,866
Cash, end of period	$3,041	$403,948

Supplemental disclosures of cash flow information
Interest paid	-	10,000
Income taxes paid	-	-

Non-cash investing and financing activities
Common shares issued for settlement of debt	339,819	-

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,320,554 and has a working capital deficit of $5,830,356, which raises substantial oubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has entered into agreements with Manhattan Capital Partners ("Manhattan") and its affiliates to provide consulting and stock placement services. The Company paid Manhattan a total of $ nil during the three-month period ended March 31, 2006 (December 31, 2005 - $150,714).

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

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMON STOCK (continued)

Stock-Based Compensation (continued)

The following table summarizes the continuity of the Company’s warrants to acquire additional shares:

	Number of Warrants	Weighted average exercise price $

Balance, December 31, 2005	11,783,145	$3.75
Issued	12,500,000	$0.20
Exercised	-	-
Lapsed	-	-

Outstanding, March 31, 2006	24,283,145	$1.92

As at March 31, 2006, the outstanding warrants have a weighted average life of 4.20 years

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

Agreements

On November 3, 2003, Veridicom Inc. a subsidiary of the Company, entered into a five year Marketing and Distribution Agreement with Biocom Co. Ltd., (“Biocom”) a Korean corporation and Gyung Min Kim, a director of the Company. Under the terms of this Agreement, Biocom was appointed as the Company’s exclusive distributor for all the sale and servicing of the Company’s products in Korea

VERIDICOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

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

The fair value of the beneficial conversion feature for these convertible notes and warrants issued was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187%, 185% and 187% for the first, second and third rounds of the private placement, respectively. The fair value of the beneficial conversion feature of $3,788,166 has been capitalized as a discount on notes and is being amortized over the three-year term of the Notes. The amortization for the three month period ended March 31, 2006 of $604,512 is being recorded as interest expense over the three-year term of the notes.

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

Pursuant to the Agreement, the Company incurs a penalty of 3% per month of the outstanding principal balance of the Notes if: (a) the number of the Company’s authorized and reserved common shares is less than two times the number of shares issuable upon conversion of the Notes and upon exercise of the Warrants; and (b) the holders are not provided with monthly share information detailing the number of shares authorized and reserved within 5 business days of the end of the month. During the period ended March 31, 2006, the Company incurred both penalties on the entire principal balance of convertible notes. Accordingly, during the three-month period ended March 31, 2006, the Company recognized an liquidated damages of $746,823 relating to these penalties.

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

On April 10, 2006, the noteholders exercised 8,400,000 Series A and Series B Warrants for gross proceeds of $336,000 as part of the Special Warrant Offer. The effect of the Offer resulted in the reinstatement of 6,046,096 shares of the Company’s common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Callable Secured Convertible Notes.

NOTE 12 - SUBSEQUENT EVENTS

The Company has restated its financial statements as at March 31, 2006 and for the three months ended March 31, 2006 to account for liquidated damages included in the terms of the Company’s convertible debt and revised its accounting for the amortization of the discount on the convertible notes. The effect of the restatements are to increase accrued expenses by $746,823 and notes payable by $336,640. The restatement also increases net loss by $2,168,392 and net loss per share by $0.06 for the period ended March 31, 2006.

Consolidated Balance Sheet

	As At March 31, 2006
	As Reported $	Adjustment $	As Restated $

Current Liabilities

Accrued expenses	2,886,679	746,823	3,633,502
Convertible notes payable	824,706	336,640	1,161,346
Total current liabilities	5,710,921	1,083,463	6,794,384

Stockholders’ deficit

Additional paid in capital	21,780,444	1,084,929	22,865,373
Deficit	(23,291,484)	(2,168,392)	(25,459,876)
Stockholders’ deficit	(1,696,172)	(1,083,463)	(2,779,635)

Consolidated Statements of Operations

	Three Months Ended March 31, 2006
	As Reported $	Adjustment $	As Restated $

Other Expenses
Interest expense	(518,372)	(336,640)	(855,012)
Liquidated damages	-	(746,823)	(746,823)
Offering costs	-	(1,084,929)	(1,084,929)

Loss before noncontrolling interest	(1,148,005)	(2,168,392)	(3,316,397)

Net loss	(1,152,162)	(2,168,392)	(3,320,554)

Comprehensive loss	(1,151,368)	(2,168,392)	(3,320,760)

Net Loss Per Share - Basic and Diluted	(0.04)	(0.06)	(0.10)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2006
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss for the period	(1,152,162)	(2,168,392)	(3,320,554)
Accretion of interest expense on convertible debt	267,872	336,640	604,512
Accrued expenses	175,329	1,831,752	2,007,081

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

Interest Expense

Interest expense for the three months ending March 31, 2006 amounting to $855,012 was for amortization of notes discount and accrued interest on notes payable, compared to interest expense of $476,321 for the same period in 2005.

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

Since July 29, 2005, our first round of the private placement was in default of the Standard Liquidated Damages. Since November 16, 2005, our second round of the private placement was in default of the Standard Liquidated Damages. Since November 25, 2005, our third round of the private placement was in default of the Standard Liquidated Damages. As at March 31, 2006, the Company incurred Standard Liquidated Damages of $746,823.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

VERIDICOM INTERNATIONAL, INC.
Date: September 22, 2006
/s/ Paul Mann Paul Mann President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)