Form 10QSB
period 2006-06-30
VERIDICOM INTERNATIONAL INC
filed 2006-09-22
CIK 710217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

Yes ☒	No ☐
There were 54,524,718 shares outstanding of registrant's Common Stock, par value $.001 per share, as of September 18, 2006.

VERIDICOM INTERNATIONAL, INC. FORM 10-QSB INDEX
PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):

a.	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	F-1

b.	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended June 30, 2006 and 2005	F-2

c.	Consolidated Statements of Cash Flows for the threemonths ended June 30, 2006 and 2005	F-3

d.	Notes to Unaudited Consolidated Financial Statements	F-4 - F-13

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	II-1

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	II-1

Item 3	Defaults Upon Senior Securities	II-2

Item 4	Submission of Matters to a Vote of Security Holders	II-2

Item 5	Other Information	II-2

Item 6	Exhibits	II-2

SIGNATURES		II-2

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Veridicom International, Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	June 30, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	85,074	-
Accounts receivable, net	287,450	47,358
Accounts receivable, related parties (Note 3)	115,793	119,378
Inventory	366,377	469,609
Other current assets	32,177	18,457

Total current assets	886,871	654,802

Property & equipment, net (Note 4)	45,530	107,897
Patents	200,000	200,000
Goodwill	2,570,806	2,570,806
Deferred finance costs, net	635,754	807,969
Total Assets	4,338,961	4,341,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	-	769
Accounts payable	1,761,741	1,456,722
Accrued expenses	4,562,377	2,711,612
Due to related party (Note 5)	84,540	117,237
Notes payable, current portion (Note 6)	629,389	80,050
Notes payable - related parties, current portion (Note 7)	89,812	53,000
Convertible notes payable	1,496,623	887,603
Other current liabilities	52,304	52,306

Total current liabilities	8,676,786	5,359,299

Notes payable, less current portion (Note 6)	-	366,214
Notes payable - related parties, less current portion (Note 7)	-	36,812
Other liabilities	8,666	89,044
Total Liabilities	8,685,452	5,851,369

Non-controlling interest	45,253	28,980

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Preferred stock Authorized: 2,000,000 shares, par value $0.001 Issued and outstanding: nil shares	-	-

Common stock Authorized: 60,000,000 shares, par value $0.001 Issued and outstanding: 53,596,490 shares (December 31, 2005 - 26,246,981 shares)	53,596	26,246

Additional Paid-in Capital	23,332,722	20,804,835

Accumulated Other Comprehensive Loss	(423,279)	(230,634)

Deficit Accumulated	(27,354,783)	(22,139,322)

Total Stockholders’ Deficit	(4,391,744)	(1,538,875)

Total Liabilities and Stockholders’ Deficit	4,338,961	4,341,474

The accompanying notes are an integral part of these consolidated financial statements

Veridicom International, Inc.
Consolidated Statements of Operations and Other Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2006	2005	2006	2005
		$$		$$

Revenues	32,632	128,231	331,784	208,807
Cost of goods sold	9,119	93,328	188,386	145,513
Gross Profit	23,513	34,903	143,398	63,294

Operating Expenses

General and administrative	438,825	1,065,197	1,001,664	1,807,878
Research and development	74,513	293,062	235,362	556,894
Depreciation	2,426	17,689	27,118	34,956
Impairment loss on tangible assets	28,827	-	28,827	-
Total Operating Expenses	544,591	1,375,948	1,292,971	2,399,728

Loss from Operations	(521,078)	(1,341,045)	(1,149,573)	(2,336,434)

Other income (expense):
Financing costs	-	-	(1,084,929)	-
Gain (loss) on forgiveness of debt	-	(36,372)	-	115,303
Interest expense	(610,047)	(590,686)	(1,465,058)	(1,067,007)
Liquidated damages (Note 10)	(751,713)	-	(1,498,536)	-
Other income (loss)	48	108,313	(1,092)	103,676

Loss before Noncontrolling Interest	(1,882,790)	(1,859,790)	(5,199,188)	(3,184,462)

Noncontrolling interest	(12,117)	(3,235)	(16,273)	(8,106)

Net Loss	(1,894,907)	(1,863,025)	(5,215,461)	(3,192,568)

Other Comprehensive Loss
Foreign currency translation	(192,851)	23,294	(192,645)	25,567

Comprehensive Loss	(2,087,758)	(1,839,731)	(5,408,106)	(3,166,001)

Net Loss Per Share - Basic and Diluted	(0.05)	(0.12)	(0.22)	(0.23)

Weighted Average Shares Outstanding - Basic and Diluted	35,532,000	15,642,000	23,910,000	13,909,000

The accompanying notes are an integral part of these consolidated financial statements

Veridicom International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2006	2005
		$$
Operating Activities:

Net loss	(5,215,461)	(3,192,568)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	27,118	34,956
Amortization of deferred financing costs	149,548	66,320
Stock-based compensation	211,394	394,373
Common shares issued for services	243,750	140,000
Gain on forgiveness of debt	-	(115,303)
Warrants issued for commission	1,084,929	-
Accretion of interest expense on convertible debt	872,183	918,920
Impairment loss on tangible assets	28,827	-
Non-controlling interest	16,273	8,106

Changes in operating assets and liabilities:
Accounts receivable	(240,093)	(18,265)
Related party receivables	3,585	(86,388)
Inventory	103,232	(111,165)
Other assets	(13,021)	2,223
Bank indebtedness	(769)	-
Accounts payable	311,355	(374,860)
Accrued expenses	1,950,873	(309,845)
Due to related parties	428	(221,019)
Other current liabilities	69,622	143,479
Net Cash Used in by Operating Activities	(396,227)	(2,721,036)

Investing Activities:
Purchase of property and equipment	-	(22,925)
Net Cash Used in Investing Activities	-	(22,925)

Financing Activities:

Proceeds from notes payable	40,000	3,400,000
Payment on notes payable	-	(356,372)
Deferred finance costs	22,667	(357,706)
Collection of subscriptions receivable	-	420,000
Payment of offering costs/commission	(24,000)	(5,000)
Proceeds from sale of common stock and warrants	636,000	100,650
Net Cash Provided by Financing Activities	674,667	3,201,572
Effect of Exchange Rate Changes on Cash	(193,366)	26,567
Increase in Cash	85,074	484,178
Cash - Beginning of Period	-	53,866
Cash - End of Period	85,074	538,044

Supplemental Disclosures:
Interest paid		73,385
Income taxes paid	-	-

Non-cash investing and financing activities
Deferred financing costs from issuance of notes payable	-	437,647
Common shares issued for settlement of debt	100,000	140,000

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Veridicom International, Inc., (the “Company”), formerly known as Alpha Virtual, Inc. ("Alpha"), is a Delaware Corporation formerly headquartered in California that was formed on September 9, 1987. The legal entity, Alpha, retained its name until it was changed to its’ current name in February 2004. The Company consolidated its corporate offices in April 2004 and is now headquartered in Vancouver, British Columbia.

The Company operates as one operating segment which is the development, manufacture and sale of capacitive fingerprint sensors, computer peripherals and software related to the use of its fingerprint authentication technology.

The Company has five subsidiaries: Esstec Inc. (“Esstec”), Veridicom Pakistan (Private) Limited (“Pakistan”), Veridicom Inc., Cavio Corporation (“Cavio”), and Veridicom International (Canada) Inc. ("Canada Inc").

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has a working capital deficit of $7,789,915 and has accumulated losses of $27,354,783 since inception. These factors raise doubt regarding the Company’s ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its ability to secure additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The historical results for fiscal 2006 and 2005 include the Company and all its subsidiaries.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries Esstec, Pakistan, Veridicom Inc., Cavio, and Canada Inc. All significant intercompany balances and transactions have been eliminated upon consolidation. Non-controlling interest reflects the 36.6% ownership by non-controlling shareholders in the issued share capital of Pakistan.

c)	Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

d)	Use of Estimates in the Preparation of Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e)	Inventory

Inventory consists primarily of various sensors, including VKIs, combos and parallel port units. Inventory is valued at lower of cost (first-in, first-out) or market.

Inventory also includes work in process, at cost, which consists of actual costs incurred by the Company to June 30, 2006, in respect of manufacturing and production costs for fingerprint sensors and VKIs which were in production and unfinished as at June 30, 2006.

f)	Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized.

g)	Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, other current assets, notes payable, accounts payable, accrued expenses, other current liabilities, other liabilities, and related party balances approximate fair value because of the short maturity of these items.

h)	Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Aggregate potential credit losses have so far not exceeded management's expectations.

i)	Advertising Expenses

Advertising costs are charged to operations as incurred and recorded as general and administrative expenses. During the six months ended June 30, 2006 and 2005, the Company incurred $27,504 and $45,000 for advertising costs, respectively.

j)	Long Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. During the period ended June 30, 2006, the Company recorded an impairment loss of $28,827, representing the unamortized book value of property and equipment removed from service.

k)	Patents

The Company has several international patents for its biometric technology, as well as several pending patent applications. The patents are being carried at a fair value of $200,000.

l)	Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)	Foreign Currency Transactions/Balances

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

Exchange Rates (indirect quotation)	For the six months ending June 30, 2006	For the six months ending June 30, 2005
Rupee Average	.01670	.01688
Rupee Period end	.01663	.01676
Canadian Dollar Average	.87850	.81031
Canadian Dollar Period end	.89310	.81420

n)	Impairment of Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the actual results, or the plans and estimates, used for future impairment analysis are lower from the original estimates used to assess the recoverability of those assets, the Company could incur additional impairment charges

o)	Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment.

Revenue from software licenses and maintenance agreements is recognized in accordance with the provisions of SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.

The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

Veridicom Inc. and the Company recognize revenues at the point of shipment of products.

p)	Allowance for doubtful accounts

The Company continually monitors timely payments and assesses any collection issues. The allowance for its bad debts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q)	Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under SFAS No. 123, “Accounting for Stock-Based Compensation” which established a fair value based method of accounting for stock based awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R

Share based payments made by the Company have been valued at the market value of our common stock on the date the transaction was entered into or have been valued using the Black Scholes Option Pricing Model to estimate the fair market value.

r)	Comprehensive Loss

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in the consolidated financial statements. Accumulated other comprehensive loss presented in these consolidated financial statements resulted from translations of foreign currency financial statements.

s)	Software Development Costs

Costs related to the development of products and software are expensed as incurred until technological feasibility in the form of a working model has been established in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The time period between the establishment of technological feasibility and completion of product development is expected to be short; therefore, the Company has not capitalized any product development costs during the presented periods.

t)	Earnings Per Common Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

u)	Warranty

The Company’s products carry a limited warranty from manufacturing defects for a period of one year from the date of purchase. The Company’s liability is limited to the repair or replacement of the defective product. To date, there have been no significant costs incurred by the Company for warranty claims. In future years, the Company intends to establish reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues.

v)	Shipping and Handling Costs

The Company’s shipping and handling costs are normally included in cost of sales.

w)	Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

x)	Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140". This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140". This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE, RELATED PARTY

The Company inadvertently repaid a note of $82,501 that was previously converted to equity. This amount is fully collectible as of June 30, 2006.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consists of the following:

Tooling equipment	$203,651
Furniture and fixtures	33,932
Office equipment	31,891
Computer hardware	289,852
Computer software	163,162
Vehicles	27,422
749,910
Less: accumulated depreciation and amortization	675,553
Less: impairment loss on tangible capital assets	28,827
Net carrying value	$45,530

At June 30, 2006, the Company ceased operations at its’ Pakistan subsidiary and tangible capital assets with a net book value of $28,827 was charged to operations as an impairment loss.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into agreements with Manhattan Capital Partners ("Manhattan") and its affiliates to provide consulting and stock placement services. The Company paid Manhattan a total of $nil during the six month period ended June 30, 2006 (December 31, 2005 - $150,714).

Unsecured, non-interest bearing short term advances from the Company’s Chief Executive Officer, amounted to $84,540 as at June 30, 2006 (December 31, 2005: $83,719). These advances are without any specified repayment terms.

NOTE 6 - NOTES PAYABLE

The Company has notes payable totaling $446,264 bearing interest at rates from 10%-12% per annum, maturing between January and June 2007, and a short term notes payable of $183,125 which is non-interest bearing, unsecured and has no specific terms of repayment.

NOTE 7 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties of $25,000 due to an affiliate of one of the subsidiaries of the Company, $36,812 due to a shareholder of the Company, and $28,000 due to ten former officers of the Company are unsecured, non-interest bearing and due on demand.

NOTE 8 - COMMON STOCK

a)	Common Stock Issued During the Six Months Ended June 30, 2006

i.
The Company issued 7,500,000 units at a price of $0.04 per unit for cash proceeds of $276,000, net of offering costs of $24,000. Each unit consisted of one share of common stock and one stock purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.20 per share on or before February 1, 2011. The Company also issued 12,500,000 stock purchase warrants to the agent as consideration, with the same exercise terms noted above.

ii.
The Company issued 2,500,000 units upon the settlement of $100,000 of accounts payable. Each unit consisted of one share of common stock and one stock purchase warrant entitling the holder to acquire an additional common share at an exercise price of $0.20 per share on or before February 1, 2011.

iii.	The Company issued 2,500,000 shares with a fair value of $243,750 in consideration of legal services rendered.

iv.	The Company issued 8,400,000 shares upon the exercise of 8,400,000 stock purchase warrants at $0.04 per share for cash proceeds of $336,000.

v.	The Company issued an aggregate of 6,449,509 shares upon the conversion of notes payable of $263,162.

b)	Stock-Based Compensation

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

Activity under the Company’s stock option plan is as follows:

On February 7, 2005, the Board of Directors of the Company approved the granting of 1,155,000 options to officers, directors and employees of the Company under the Plan. On March 1, 2004, the Board of Directors of the Company approved the granting of 150,000 the President of the Company under the Plan.

The fair value of the vested options of $211,394 for the six month period ended June 30, 2006 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 209%. The fair value of vested options during the period has been expensed as stock based compensation.

NOTE 8 - COMMON STOCK (continued)

b)	Stock-Based Compensation (continued)

	June 30, 2006
	Number	Weighted Average Exercise Price
Balance, December 31, 2005	3,174,264	$1.99
Granted	-	-
Exercised	-	-
Forfeited/Expired	(2,439,264)	1.94

Balance, June 30, 2006	735,000	$2.14

Additional information regarding options outstanding as at June 30, 2006 is as follows:

	Outstanding			Vested and Exercisable
Range of Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price ($)	Number of shares	Weighted average exercise price $

1.79	585,000	3.61	1.79	165,750	1.79
3.50	150,000	2.67	3.50	150,000	3.5
	735,000			315,750

c)	Stock Purchase Warrants

The following table summarized the continuity of the Company’s warrants to acquire additional shares:

	June 30, 2006
	Number	Weighted Average Exercise Price
Balance, December 31, 2005	11,783,145	$3.75
Issued	22,500,000	0.20
Exercised	(8,400,000)	0.04
Forfeited/Expired	(214,134)	1.23

Balance, June 30, 2006	25,669,011	$0.58

As at June 30, 2006, the outstanding warrants have a weighted average life of 4.46 years

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

In October 2002, the Company had licensed its OneView software to Global Alpha Corporation (“GAC”). In July 2003, the Company entered into a License Agreement (“the license”) with GAC for an exclusive license to commercialize a certain computer software system (“the System”) that is specified in the License Agreement (“the Agreement”). GAC alleges that the Agreement provides the Company (a) pay an annual license fee (b) agree to keep accurate account of its business and operations concerning the license and (c) the Company grant GAC the right (“the Put Right”) to sell the System to the Company and that the Company agrees to buy the System from GAC, on terms specified in the Agreement for the purchase price of $200,000. The Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at June 30, 2006.

GAC has asserted a claim for breach of contract and breach of fiduciary duty in the Superior Court of California, Los Angeles County, Western District (“the Court”), which arise out of the alleged breach of the July 2003 Agreement discussed above. GAC is seeking damages on its breach of contract claim, damages for the Company’s alleged breach of the license fee provision, damages for breach of fiduciary duty claim, as well as attorney’s fees and pre-judgment interest on all damages according to proof at trial. On December 23, 2005, the Company filed a response to the complaint denying the material allegations and asserting numerous affirmative defenses. This matter is in the early stages of proceeding. GAC has added an additional defendant to the claim, and the trial setting conference scheduled for April, 2006 in which the Court was expected to set a trial date has been postponed. The Company intends to vigorously defend the matter and investigate the possibility of an out of court settlement.

Five former employees of Veridicom Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at June 30, 2006. On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $61,054 into stock based on the closing price of the Company’s common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of the Company’s Callable Secured Convertible Notes.

On March 28, 2003, the Company and one of the company's stockholders filed a lawsuit in Superior Court in the State of California against a former CEO of the Company. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming the CEO did not devote his efforts to the Company's product development and market strategies or maximize the profit of the business. The lawsuit was settled with the former CEO agreeing to pay over $200,000 to the Company. This amount has not been recorded in the financial statements as the Company has not succeeded in collection of the same.

In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

Agreements

On November 3, 2003, Veridicom Inc., a subsidiary of the Company, entered into a five year Marketing and Distribution Agreement with Biocom Co. Ltd., (“Biocom”) a Korean corporation and Gyung Min Kim, a director of the Company. Under the terms of this Agreement, Biocom was appointed as the Company’s exclusive distributor for all the sale and servicing of the Company’s products in Korea

The Company entered into a Non-Excusive Agreement with KirwanGier for assisting in equity placements on August 5, 2004 for a term of six months. The agreement was terminated on October 6, 2004. Under the terms of the agreement, the Company was to issue warrants to purchase 100,000 shares of the Company's common stock at $3.50 per share. The Company will not issue these warrants due to non-performance on the part of KirwanGier.

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

Leases

In February 2004, the Company entered into a three year operating lease for its corporate office space in Vancouver, Canada. The Company is required to pay basic rent and estimated operating expenses monthly of $13,731 (Cdn$15,375). The lease expires at the end of February, 2007. The Company also maintains short-term month to month tenancies for office spaces located in Seattle (Washington), London (UK) and Lahore (Pakistan).

NOTE 10 - LONG-TERM DEBT

On February 25, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain accredited investors (the “holders”) pursuant to which the holders purchased 10% callable secured convertible notes (the “Notes) in the aggregate principal amount of $5,100,000, and 5,100,000 Series A stock purchase warrants and 5,100,000 Series B stock purchase warrants to acquire an aggregate of 10,200,000 shares of common stock. The Series A warrants are exercisable at $3.00 per share for a period of five years from the date of issuance, and the Series B warrants are exercisable at $5.00 per share for a period of five years from the date of issuance. The convertible notes are exercisable at $1.27 per share, mature on the third anniversary of the date of issue (the “Maturity Date”) and bear interest at 10% per annum. The gross proceeds of this financing were received in three tranches as follows:(i) $1,700,000 was received on closing on February 25 2005; (ii) $1,700,000 was received on April 29, 2005; and (iii) $1,620,000 was received on August 16, 2005. During the fiscal year ended December 31, 2005, $80,000 was deemed uncollectible and was written off. During the fiscal quarter ended June 30, 2006, the Company collected $40,000 for total aggregate proceeds to date of $1,660,000. The Notes are required to be repaid with 33 equal payments of $51,515 per month for each tranche, with the first payment due three months after each respective closing date.

The Notes are convertible into the Company’s common stock at a conversion price equal to $1.27 (the “Conversion Price”), which is seventy percent (70%) of the Initial Market Price of $1.81, as defined in the Agreement; provided, however, that if an event of default shall have occurred and be continuing, the Conversion Price shall be equal to the lesser of (i) fifty percent (50%) of the Initial Market Price or (ii) the Variable Conversion Price, defined as fifty percent (50%) multiplied by the average of the volume weighted average daily prices for the common stock for the five (5) days prior to the date the conversion notice is sent by the holder of the notes to the Company. The Notes have a term of 36 months and bear interest at 10% per annum or 15% per annum if the Company is in default. Interest is payable monthly; provided, however, that the interest rate shall reset at 0% for any monthly period in which the Company's stock price is greater than 125% of the "Initial Market Price," which is defined as 100% of the volume weighted average of the Company's common stock for the five days immediately prior to closing, as reported on the Over-the-Counter Bulletin Board. Since October 1, 2005 the Company is in default in making repayments of principal and interest due on these Notes.

The Initial Market Price and the warrant exercise price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Initial Market Price or exercise price. Accordingly, upon completion of the financing on February 1, 2006 as disclosed in Note 8(a)(i), the Initial Market Price was reduced from $1.27 to $0.04, and the exercise price remained unchanged.

On March 28, 2006, the Company extended a special warrant offer (the “Special Warrant Offer”) to all holders of the Company’s Series A and Series B Warrants (the “Original Warrants”). As part of the Special Warrant Offer, the exercise price of the Original Warrants was reduced to $0.04 per share (the “Reduced Exercise Price”). The Special Warrant Offer commenced on March 30, 2006 and expired on April 10, 2006. Thereafter, all the Original Warrants that were not exercised pursuant to the Special Warrant Offer continue to retain all of their previous rights and remain in full force and effect. A total of 8,400,000 Series A and Series B Warrants for gross proceeds of $336,000 were exercised by certain holders for cash, which also resulted in the reinstatement of 6,046,096 shares of the Company’s common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Notes. The reinstatement of the previously converted Notes was a result of the Company issuing common shares in excess of the amount registered to be issuable upon the conversion of the Notes. The reduction of the exercise price of the warrants held by holders who participated in the Special Warrant Offer has been accounted for as an inducement. However, no additional amount was credited to additional paid in capital, as the aggregate fair value of the shares issued did not exceed the carrying value of the warrants.

As at June 30, 2006, an aggregate of $580,333 (December 31, 2005 - $317,170) of the Notes have been converted, after the reinstatement of 6,046,096 shares of the Company’s common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Notes, pursuant to the Special Warrant Offer as noted above.

Pursuant to the Agreement, the Company incurs a penalty of 3% per month of the outstanding principal balance of the Notes if: (a) the number of the Company’s authorized and reserved common shares is less than two times the number of shares issuable upon conversion of the Notes and upon exercise of the Warrants; and (b) the holders are not provided with monthly share information detailing the number of shares authorized and reserved within 5 business days of the end of the month. During the period ended June 30, 2006, the Company incurred both penalties on the entire principal balance of convertible notes. Accordingly, the Company recognized liquidated damages of $751,713 and $1,498,536 for the three and six month periods ended June 30, 2006. As at June 30, 2006, the Company has a total accrued liability of $3,230,140 relating to these liquidated damages.

NOTE 10 - LONG-TERM DEBT (continued)

During the year ended December 31, 2005, as consideration for the placement agent services in connection with the private placement, the Company issued warrants to purchase up to 107,087 shares of its common stock at an exercise price of $1.27 per share and cash commission in the amount of $136,000 for each round of the private placement. In addition, the Company issued warrants to purchase up to 100,000 shares of its common stock at an exercise price of $3.50 per share.

In connection with the Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of an SB-2 Registration Statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) registering the common stock issuable upon conversion of the convertible Notes and exercise of the stock purchase warrants. The Company filed an SB-2 Registration Statement on April 27, 2005, and it was declared effective on July 19, 2005.

The investor has agreed to restrict its ability to convert the convertible Notes and receive shares of the Company’s common stock such that the number of shares of common stock held by the investor in the aggregate and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of the Company’s common stock.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $5,060,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible Notes. The carrying value of the convertible Notes will be accreted to the face value of $5,060,000 to maturity. At June 30, 2006, interest expense of $1,496,623 has been accreted increasing the carrying value of the convertible Notes to $1,496,623. During the six month period ended June 30, 2006, accrued interest of $609,020 has been included in accrued liabilities.

The Company incurred a total of $493,707 in legal expenses and commissions to complete all three rounds of the private placement. These costs are capitalized and are being amortized over the three-year term of the Notes. The Company also recorded, as deferred finance costs, the fair value of 321,261 warrants issued as consideration for the three completed rounds of the private placement. The fair value of these warrants was estimated at $539,579 using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 187%, 185% and 187% for the first, second and third rounds of the private placement, respectively. The fair value of the deferred finance costs have been capitalized and are being amortized over the three-year term of the Notes.

NOTE 11 - SEGMENT DISCLOSURES
The Company operates as one operating segment which is the development, manufacture and sale of capacitive fingerprint sensors, computer peripherals and software related to the use of its fingerprint authentication technology. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

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

OVERVIEW [TO BE UPDATED]

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

We intend to continue the transition of our Company from research & development to the manufacturing and sales of our products. Because of heightened demand from other manufacturers of products in the electronic and biometric industry, and because some present and potential competitors have financial, marketing and manufacturing resources greater than we have, the lead times and delivery times from suppliers for some of the components required for the manufacture of our products are longer than anticipated. However, we have completed our last manufacturing cycle for the 18,000 ICs and 10,000 VKIs and have executed delivery of the majority of the stock. We have also completed on a $350,000 USD order to a customer in South America. Revenue for this order will be posted to Q3.

In our continuing effort to maintain internal controls and increase efficiency, we will be appointing a new CFO this announcement is expected to be made Oct 1st.

Recent Events

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

Results of Operations -Six Months Ended June 30, 2006 and 2005

Net Revenue

Net revenue for the six months ended June 30, 2006 of $331,784 increased by $122,977 compared to net revenue of $208,807 for the same period in 2005. Revenues in the first quarter of 2006 are mainly in respect of VKI, a USB flash drive with finger print sensor. All other revenues for the comparative periods are in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology.

Cost of Goods Sold

Cost of goods sold is mainly for product components purchased from suppliers and the cost of finished products from existing inventory. These amounted to $188,386 for the six months ended June 30, 2006 compared to $145,513 for the same period in 2005.

Gross Profit

The gross profit for the six months ended June 30, 2006 of $143,398 was 43% of net sales compared to gross profit of $63,294 which was 30% of net sales for the same period in 2005.

General and Administrative Expenses

General and administrative expenses, which include non-cash compensation expenses of $455,144, amounted to $1,001,664 for the six months ended June 30, 2006 compared to $1,807,878 for the same period in 2005. The net decrease of $806,214 is mainly in respect of:

o	A decrease in salaries expense from $841,000 for the six months ended June 30, 2005 to $360,000 for the six months ended June 30, 2006 as a result of the recent layoff most of the Vancouver staff.
o	Insurance expense, which is mainly in respect of officers and directors insurance increased by $1,100.
o	A decrease in consulting expenses from $257,000 for the six months ended June 30, 2005 to $139,000 for the six months ended June 30, 2006.
o
Commissions and fees which increased to $35,000 in the six months ended June 30, 2006 compared to $23,000 for the same period in 2005. This is due to increased equity investments in the first quarter of 2006.

o	A decrease in travel expenses from $86,000 for the six months ended June 30, 2005 to $22,287 for the same period in 2006.
o
Marketing and advertising expenses decreased from $45,000 for the six months ended June 30, 2005 to $27,500 for the same period in 2006. In the first quarter of 2005, there were costs incurred for attendance of trade shows. The Company didn’t attend trade shows in 2006.

Research and Development

Research and development expenditure for the six months ended June 30, 2006 was $235,362, compared to $556,894 for the same period in 2005. Such expenditures are related to salaries paid to research and development staff and on-going product, hardware and software enhancements.

Interest Expense

Interest expense for the six months ended June 30, 2006 amounting to $1,465,058 was for amortization of notes discount and accrued interest on notes payable, compared to interest expense of $1,067,007 for the same period in 2005.

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

On August 16, 2005 the third closing of the private placement was completed. As at June 30, 2006 $5,060,000 of the aggregate proceeds were received and $40,000 was deemed uncollectible.

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

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

We just completed the last of three rounds of a private placement to raise an aggregate of $5,060,000. The first of three equal installments of $1,700,000 was received in February, 2005, the second was received in May, 2005 and the third closing of $1,660,000 was completed on August 16, 2005. If we cannot raise additional needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

As of August 18, 2006 we had 54,524,718 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 8,050,513 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 10,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible have increased due to exercise price adjustments due to default. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

On February 25, 2005, we entered into a Security Purchase Agreement involving the sale of an aggregate of $5,100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 10,200,000 shares of our common stock. The callable secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have $5,060,000 callable secured convertible notes outstanding. the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $40,000. In addition, any event of default as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $100,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE OTCBB, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

Under recently adopted rules of the NASDAQ Stock Market a listed company that has failed to file a required annual or quarterly report by the due date for such report three times in a two year period will be removed from quotation on the OTCBB. During the past year we have failed to timely file our Form 10-KSB for the fiscal year ended December 31, 2005 and our Form 10-QSB for the period ended June 30, 2006.
In order to maintain our quotation on the OTCBB we must ensure that we do not file a late report in the time frame measured by the rule. Our failure to file a report on time will result in the Staff of the NASDAQ Stock Market initiating delisting proceedings pursuant to Section 6530 of the NASD Manual. Further, if our common stock is removed from quotation on the OTCBB, it may become more difficult for us to raise funds through the sales of our common stock or securities.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2005 and the six months ended June 30, 2006, the Company carried out an evaluation, under the supervision the Chief Executive Officer who is also acting as interim Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer, also acting as Interim Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2002, the Company had licensed its OneView software to Global Alpha Corporation (“GAC”). In July 2003, the Company entered into a License Agreement (“the license”) with GAC for an exclusive license to commercialize a certain computer software system (“the System”) that is specified in the License Agreement (“the Agreement”). GAC alleges that the Agreement provides the Company (a) pay an annual license fee (b) agree to keep accurate account of its business and operations concerning the license and (c) the Company grant GAC the right (“the Put Right”) to sell the System to the Company and that the Company agrees to buy the System from GAC, on terms specified in the Agreement for the purchase price of $200,000. The Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at June 30, 2006.

GAC has asserted a claim for breach of contract and breach of fiduciary duty in the Superior Court of California, Los Angeles County, Western District (“the Court”), which arise out of the alleged breach of the July 2003 Agreement discussed above. GAC is seeking damages on its breach of contract claim, damages for the Company’s alleged breach of the license fee provision, damages for breach of fiduciary duty claim, as well as attorney’s fees and pre-judgment interest on all damages according to proof at trial. On December 23, 2005, the Company filed a response to the complaint denying the material allegations and asserting numerous affirmative defenses. This matter is in the early stages of proceeding. GAC has added an additional defendant to the claim, and the trial setting conference scheduled for April, 2006 in which the Court was expected to set a trial date has been postponed. The Company intends to vigorously defend the matter and investigate the possibility of an out of court settlement.

Five former employees of Veridicom Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at June 30, 2006. On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $61,054 into stock based on the closing price of the Company’s common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of the Company’s Callable Secured Convertible Notes.

On March 28, 2003, the Company and one of the company's stockholders filed a lawsuit in Superior Court in the State of California against a former CEO of the Company. The lawsuit alleges a breach of fiduciary duty, negligence, fraud and breach of contract claiming the CEO did not devote his efforts to the Company's product development and market strategies or maximize the profit of the business. The lawsuit was settled with the former CEO agreeing to pay over $200,000 to the Company. This amount has not been recorded in the financial statements as the Company has not succeeded in collection of the same.

In addition, the Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

II-1

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
----------------------------
Paul Mann
President, Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer,
Principal Executive Officer
and Principal Financial and Accounting Officer)

II-2