Form 10KSB/A
period 2005-12-31
VERIDICOM INTERNATIONAL INC
filed 2006-10-19
CIK 710217

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Issuer's revenues for its most recent fiscal year: $392,734

The aggregate market value of 50,414,611 shares of the voting and non-voting common equity held by non-affiliates computed as of October 17, 2006 based on the average high and low price of $0.017 per share was $857,048.39.

Number of shares outstanding of each of the issuer's classes of common stock at October 17, 2006 :

Common Stock: 54,524,718

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

 EXPLANATORY NOTE:

The Registrant hereby amends its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 to include a disclosure on the cover page that the Registrant is not a shell company, as defined in Rule 12b-2 of the Exchange Act.

  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDICOM INTERNATIONAL, INC.

By:	/s/ Paul Mann
Name: Paul Mann
Title: President, Chief Executive Officer and Chief Financial Officer(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Mann	President, Chief Executive Officer, Chief Financial	October 18, 2006
Paul Mann	Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Bill Cheung	Director,	October 18, 2006
Bill Cheung

/s/ Jeremy Coles	Director	October 18, 2006
Jeremy Coles