Form 10QSB/A
period 2006-06-30
VERIDICOM INTERNATIONAL INC
filed 2006-10-19
CIK 710217

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
There were 54,524,718 shares outstanding of registrant's Common Stock, par value $.001 per share, as of October 17, 2006.

EXPLANATORY NOTE:

The Registrant hereby amends its Quarterly Report on Form 10-QSB/A for the period ended June 30, 2006 to include a disclosure on the cover page that the Registrant is not a shell company, as defined in Rule 12b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

VERIDICOM INTERNATIONAL, INC.
Date: October 18, 2006
/s/ Paul Mann Paul Mann President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)