Form 10QSB
period 2006-09-30
VERIDICOM INTERNATIONAL INC
filed 2006-11-20
CIK 710217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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
(604) 696-0633 (Registrant's telephone number, including area code) __________________________________________ (Former name or former address, if changed since last report)

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
There were 55,362,364 shares outstanding of registrant's Common Stock, par value $.001 per share, as of November 17, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Veridicom International, Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	September 30, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	476,619	-
Accounts receivable, net	600,066	47,358
Accounts receivable, related parties (Note 3)	160,931	119,378
Inventory	283,390	469,609
Other current assets	9,333	18,457

Total current assets	1,530,339	654,802

Property & equipment, net (Note 4)	38,465	107,897
Patents	200,000	200,000
Goodwill	2,570,806	2,570,806
Deferred finance costs, net	619,647	807,969

Total Assets	4,959,257	4,341,474

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Bank indebtedness	-	769
Accounts payable	1,667,304	1,456,722
Accrued expenses	6,032,070	2,711,612
Due to related parties (Note 5)	102,830	117,237
Notes payable, current portion (Note 6)	479,388	80,050
Notes payable - related parties, current portion (Note 7)	89,812	53,000
Convertible notes payable, current portion	1,847,987	887,603
Deferred revenue	266,410	-
Other current liabilities	37,799	52,306

Total current liabilities	10,523,600	5,359,299

Notes payable, less current portion (Note 6)	-	366,214
Notes payable - related parties, less current portion (Note 7)	-	36,812
Other liabilities	8,609	89,044

Total Liabilities	10,532,209	5,851,369

Non-controlling interest	45,226	28,980

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Equity (Deficit)

Preferred stock
Authorized: 2,000,000 shares, par value $0.001
Issued and outstanding: nil shares	-	-

Common stock
Authorized: 60,000,000 shares, par value $0.001
Issued and outstanding: 53,596,490 shares (December 31, 2005 - 26,246,981 shares)	53,596	26,246

Additional Paid-in Capital	23,845,626	20,804,835

Accumulated Other Comprehensive Loss	(442,220)	(230,634)

Deficit Accumulated	(29,075,180)	(22,139,322)

Total Stockholders’ Equity (Deficit)	(5,618,178)	(1,538,875)

Total Liabilities and Stockholders’ Equity (Deficit)	4,959,257	4,341,474

The accompanying notes are an integral part of these consolidated financial statements

Veridicom International, Inc.
Consolidated Statements of Operations and Other Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2006	2005	2006	2005
	$	$	$	$

Revenues	971,351	130,879	1,303,135	339,686
Cost of goods sold	92,576	27,215	280,962	172,728

Gross Profit	878,775	103,664	1,022,173	166,958

Operating Expenses

Depreciation	9,472	21,087	36,590	56,043
General and administrative	388,501	789,673	1,390,164	2,597,551
Impairment loss on tangible assets	-	-	28,827	-
Research and development	122,603	387,349	357,965	944,243

Total Operating Expenses	520,576	1,198,109	1,813,546	3,597,837

Profit (Loss) from Operations	358,199	(1,094,445)	(791,373)	(3,430,879)

Other income (expense):
Financing costs	(172,859)	-	(1,257,788)	-
Gain (loss) on forgiveness of debt	-	281,489	-	396,792
Interest expense	(1,142,547)	(1,000,454)	(2,607,605)	(2,067,461)
Liquidated damages (Note 10)	(753,135)	-	(2,251,671)	-
Other income (loss)	1,020	157,880	(72)	261,556

Loss before Non-controlling Interest	(1,709,322)	(1,655,530)	(6,908,509)	(4,839,992)

Non-controlling interest	(11,075)	12,668	(27,349)	4,562

Net Loss	(1,720,397)	(1,642,862)	(6,935,858)	(4,835,430)

Other Comprehensive Loss
Foreign currency translation	(18,941)	(128,855)	(211,586)	(102,288)

Comprehensive Loss	(1,739,338)	(1,771,717)	(7,147,444)	(4,937,718)

Net Loss Per Share - Basic and Diluted	(0.03)	(0.10)	(0.19)	(0.34)

Weighted Average Shares Outstanding - Basic and Diluted	53,596,000	15,654,000	36,360,000	14,250,000

The accompanying notes are an integral part of these consolidated financial statements

Veridicom International, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2006	2005
	$	$
Operating Activities:

Net loss	(6,935,858)	(4,835,430)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	36,590	56,043
Amortization of deferred financing costs	258,322	66,321
Stock-based compensation	199,298	572,630
Common shares issued for services and expenses	243,750	154,438
Gain on forgiveness of debt	-	(396,792)
Warrants issued for commission	1,084,929	-
Accretion of interest expense on convertible debt	1,223,547	1,771,258
Impairment loss on tangible assets	28,827	-
Non-controlling interest	16,246	(4,562)

Changes in operating assets and liabilities:
Accounts receivable	(552,709)	(58,425)
Related party receivables	3,547	(127,652)
Inventory	186,219	(286,858)
Other assets	9,823	38,542
Bank indebtedness	(769)	-
Accounts payable	216,918	(220,688)
Accrued expenses	3,350,566	(204,059)
Due to related parties	(26,382)	(218,552)
Other current liabilities	171,470	104,831

Net Cash Used in by Operating Activities	(485,666)	(3,588,955)

Investing Activities:

Purchase of property and equipment	2,243	(37,480)

Net Cash Provided by (Used in) Investing Activities	2,243	(37,480)

Financing Activities:

Proceeds from convertible notes payable	565,000	4,820,000
Payment on notes payable	-	(609,689)
Deferred finance costs	-	(420,818)
Payment of offering costs	(24,000)	-
Proceeds from sale of common stock and warrants	636,000	515,650

Net Cash Provided by Financing Activities	1,177,000	4,305,143

Effect of Exchange Rate Changes on Cash	(216,958)	(161,549)

Increase in Cash	476,619	517,159

Cash - Beginning of Period	-	53,866

Cash - End of Period	476,619	571,025

Supplemental Disclosures:
Interest paid	-	130,071
Income taxes paid	-	-

Non-cash investing and financing activities
Deferred financing costs from issuance of notes payable	70,000	466,145
Common shares issued for expenses	243,750	154,438
Common shares issued for settlement of debt	100,000	-
Common shares issued for settlement of convertible notes	263,162	-

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at September 30, 2006, the Company has a working capital deficit of $8,993,261 and has accumulated losses of $29,075,180 since inception. These factors raise doubt regarding the Company’s ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital to finance on-going operations and for transitioning from research and development to manufacturing and sales of its products. The Company's ability to continue as a going concern is dependent upon its ability to secure additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Inventory also includes work in process, at cost, which consists of actual costs incurred by the Company to September 30, 2006, in respect of manufacturing and production costs for fingerprint sensors and VKIs which were in production and unfinished as at September 30, 2006.

f) Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized.

g) Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, other current assets, notes payable, accounts payable, accrued expenses, convertible notes payable, other liabilities, and related party balances approximate fair value because of the short maturity of these items.

h) Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Aggregate potential credit losses have so far not exceeded management's expectations.

For the nine month period ended September 30, 2006, approximately 46% of sales revenue is from license revenue attributed to one customer, and 46% of sales revenue is from product sales to two customers. As at September 30, 2006, 99% of accounts receivable is owing from two customers.

i) Advertising Expenses

Advertising costs are charged to operations as incurred and recorded as general and administrative expenses. During the nine months ended September 30, 2006 and 2005, the Company incurred $44,801 and $68,445 for advertising costs, respectively.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. During the nine month period ended September 30, 2006, the Company recorded an impairment loss of $28,827, representing the unamortized book value of property and equipment removed from service.

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

Exchange Rates (indirect quotation)	For the nine months ending September 30, 2006	For the nine months ending September 30, 2005
Rupee Average	.01652	.01673
Rupee Period end	.01662	.01676
Canadian Dollar Average	.89790	.84918
Canadian Dollar Period end	.89240	.86125

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

x) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

x) Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

y) Consolidated Interim Financial Statements

These interim unaudited consolidated financial statements for the period ended September 30, 2006, have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in Form 10-KSB for the year ended December 31, 2005.

NOTE 3 - ACCOUNTS RECEIVABLE, RELATED PARTIES

The Company inadvertently repaid a note of $82,501 that was previously converted to equity. This amount is fully collectible as of September 30, 2006. At September 30, 2006, the Company is also owed $78,430 from officers and directors. These amounts are non-interest bearing and have no specified repayment terms.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consists of the following:

Tooling equipment	$202,005
Furniture and fixtures	27,238
Office equipment	19,546
Computer hardware	260,468
Computer software	173,533
682,790
Less accumulated depreciation and amortization	644,325
Net carrying value	$38,465

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into agreements with Manhattan Capital Partners ("Manhattan") and its affiliates to provide consulting and stock placement services. The Company paid Manhattan a total of $nil during the nine month period ended September 30, 2006 (December 31, 2005 - $150,714).

Unsecured, non-interest bearing short term advances from the Company’s Chief Executive Officer and former officers and directors of the Company, amounted to $102,830 as at September 30, 2006 (December 31, 2005: $83,719). These advances are without any specified repayment terms.

NOTE 6 - NOTES PAYABLE

The Company has notes payable totaling $446,263 bearing interest at rates from 10%-12% per annum, maturing between January and June 2007, and a short term notes payable of $33,125 which is non-interest bearing, unsecured and has no specific terms of repayment.

NOTE 7 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties includes $25,000 due to an affiliate of one of the subsidiaries of the Company, $36,812 due to a shareholder of the Company, and $28,000 due to ten former officers of the Company. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 8 - COMMON STOCK

a)	Common Stock Issued During the Nine Months Ended September 30, 2006

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

NOTE 8 - COMMON STOCK (continued)

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

The fair value of the vested options of $199,298 for the nine month period ended September 30, 2006 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.43% and an expected volatility of 209%. The fair value of vested options during the period has been expensed as stock based compensation.

During the three month period ended September 30, 2006, the Company cancelled 105,000 options accounting for a reduction in stock-based compensation of $12,096.

	September 30, 2006
	Number	Weighted Average Exercise Price
Balance, December 31, 2005	3,174,264	$1.99
Granted	-	-
Exercised	-	-
Forfeited/Expired	(2,544,264)	1.79

Balance, September 30, 2006	630,000	$2.54

Additional information regarding options outstanding as at September 30, 2006 is as follows:

	Outstanding			Vested and Exercisable
Range of Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price ($)	Number of shares	Weighted average exercise price ($)

1.79	480,000	3.36	1.79	160,000	1.79
3.50	150,000	2.42	3.50	150,000	3.50
	630,000			310,000

b)	Stock Purchase Warrants

The following table summarized the continuity of the Company’s warrants to acquire additional shares:

	September 30, 2006
	Number	Weighted Average Exercise Price
Balance, December 31, 2005	11,783,145	$3.75
Issued	32,500,000	0.15
Exercised	(8,400,000)	0.04
Forfeited/Expired	(214,134)	1.23

Balance, September 30, 2006	35,669,011	$0.43

As at September 30, 2006, the outstanding warrants have a weighted average life of 4.43 years

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

The stock options vest monthly over a twenty-four month period. The fair value of the vested options of $71,820 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 2.79% and an expected volatility of 293%. This amount was charged to operations as stock based compensation.

Litigation

In October 2002, the Company had licensed its OneView software to Global Alpha Corporation (“GAC”). In July 2003, the Company entered into a License Agreement (“the license”) with GAC for an exclusive license to commercialize a certain computer software system (“the System”) that is specified in the License Agreement (“the Agreement”). GAC alleges that the Agreement provides the Company (a) pay an annual license fee (b) agree to keep accurate account of its business and operations concerning the license and (c) the Company grant GAC the right (“the Put Right”) to sell the System to the Company and that the Company agrees to buy the System from GAC, on terms specified in the Agreement for the purchase price of $200,000. The Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at September 30, 2006.

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

Five former employees of Veridicom Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at September 30, 2006. On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $61,054 into stock based on the closing price of the Company’s common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of the Company’s Callable Secured Convertible Notes.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 10 - LONG-TERM DEBT

i)
On February 25, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain accredited investors (the “holders”) pursuant to which the holders purchased 10% callable secured convertible notes (the “Notes) in the aggregate principal amount of $5,100,000, and 5,100,000 Series A stock purchase warrants and 5,100,000 Series B stock purchase warrants to acquire an aggregate of 10,200,000 shares of common stock. The Series A warrants are exercisable at $3.00 per share for a period of five years from the date of issuance, and the Series B warrants are exercisable at $5.00 per share for a period of five years from the date of issuance. The convertible notes are exercisable at $1.27 per share, mature on the third anniversary of the date of issue (the “Maturity Date”) and bear interest at 10% per annum. The gross proceeds of this financing were received in three tranches as follows:(i) $1,700,000 was received on closing on February 25 2005; (ii) $1,700,000 was received on April 29, 2005; and (iii) $1,620,000 was received on August 16, 2005. During the fiscal year ended December 31, 2005, $80,000 was deemed uncollectible and was written off. During the nine month period ended September 30, 2006, the Company collected $40,000 for total aggregate proceeds to date of $1,660,000. The Notes are required to be repaid with 33 equal payments of $51,515 per month for each tranche, with the first payment due three months after each respective closing date.

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

NOTE 10 - LONG-TERM DEBT (continued)

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

As at September 30, 2006, an aggregate of $580,333 (December 31, 2005 - $317,170) of the Notes have been converted, after the reinstatement of 6,046,096 shares of the Company’s common stock previously issued to such holders and the reinstatement of the principal amounts of $184,133 of the Notes, pursuant to the Special Warrant Offer as noted above.

Pursuant to the Agreement, the Company incurs a penalty of 3% per month of the outstanding principal balance of the Notes if: (a) the number of the Company’s authorized and reserved common shares is less than two times the number of shares issuable upon conversion of the Notes and upon exercise of the Warrants; and (b) the holders are not provided with monthly share information detailing the number of shares authorized and reserved within 5 business days of the end of the month. During the period ended September 30, 2006, the Company incurred both penalties on the entire principal balance of convertible notes. Accordingly, the Company recognized liquidated damages of $753,135 and $2,251,671 for the three and nine month periods ended September 30, 2006. As at September 30, 2006, the Company has recognized an accrued liability of $3,983,275 relating to these penalties.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $5,060,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible Notes. The carrying value of the convertible Notes will be accreted to the face value of $5,060,000 to maturity. At September 30, 2006, interest expense of $1,847,028 has been accreted increasing the carrying value of the convertible Notes to $1,847,028. During the nine month period ended September 30, 2006, accrued interest of $760,003 has been included in accrued liabilities.

NOTE 10 - LONG-TERM DEBT (continued)

ii)
On September 28, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain accredited investors (the “holders”) pursuant to which the holders purchased 6% callable secured convertible notes (the “Notes) in the aggregate principal amount of $525,000, and 10,000,000 stock purchase warrants to acquire an aggregate of 10,000,000 shares of common stock. The warrants are exercisable at $0.04 per share for a period of five years from the date of issuance. The convertible notes are exercisable at $0.04 per share, mature on the third anniversary of the date of issue (the “Maturity Date”) and bear interest at 6% per annum, or 15% per annum if the Company is in default. Interest is payable quarterly provided that no interest is due and payable for any month in which the trading price is greater than $0.06 for each trading day of the month. The Notes are convertible into the Company’s common stock at a conversion price equal to $0.04 or 50% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days preceding conversion.

Pursuant to the Agreement, the Company is deemed to default on the Notes upon the occurrence of certain specified events, including if the number of the Company’s authorized and reserved common shares is less than two times the number of shares issuable upon conversion of the Notes and upon exercise of the Warrants. On September 28, 2006, the Company failed to reserve the required number of shares and defaulted on the Notes. Upon default of the Notes, the Company is required to pay the greater of: i) 140% of the principle and interest outstanding on the notes plus 15% per annum on the principle and interest outstanding or ii) the number of shares the debt is convertible into at the time of default times the highest closing stock price between the default and mandatory prepayment date. At September 30, 2006, the Company has recognized an accrued liability of $580,263 relating to these default penalties.

The investor has agreed to restrict its ability to convert the convertible Notes and receive shares of the Company’s common stock such that the number of shares of common stock held by the investor in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $383,298, using the Black Scholes option pricing model with risk-free rate of 4.42% over an expected life of five years and a volatility of 203%, as additional paid-in capital and an equivalent discount which will be expensed over the term of convertible Notes. The carrying value of the convertible Notes will be accreted to the face value of $525,000 to maturity. At September 30, 2006, interest expense of $959 has been accreted increasing the carrying value of the Notes to $959.

The Company incurred a total of $70,000 in legal expenses and commissions to complete financing. These costs are capitalized and are being amortized over the three-year term of the Notes.

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

NOTE 12 - SUBSEQUENT EVENT

On October 31, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain accredited investors (the “holders”) pursuant to which the holders purchased 6% callable secured convertible notes (the “Notes”) in the aggregate principal amount of $505,000, and 10,000,000 stock purchase warrants to acquire an aggregate of 10,000,000 shares of common stock. The warrants are exercisable at $0.04 per share for a period of five years from the date of issuance. The convertible notes are exercisable at $0.04 per share, mature on the third anniversary of the date of issue (the “Maturity Date”) and bear interest at 6% per annum, or 15% per annum if the Company is in default. Interest is payable quarterly provided that no interest is due and payable for any month in which the trading price is greater than $0.06 for each trading day of the month. The Notes are convertible into the Company’s common stock at a conversion price equal to $0.04 or 50% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days.

NOTE 12 - SUBSEQUENT EVENT (continued)

Pursuant to the Agreement, the Company is deemed to default on the Notes upon the occurrence of certain specified events, including if the number of the Company’s authorized and reserved common shares is less than two times the number of shares issuable upon conversion of the Notes and upon exercise of the Warrants. On October 31, 2006, the Company failed to reserve the required number of shares and defaulted on the Notes. Upon default of the Notes, the Company is required to pay the greater of: i) 140% of the principle and interest outstanding on the notes plus 15% per annum on the principle and interest outstanding or ii) the number of shares the debt is convertible into at the time of default times the highest closing stock price between the default and mandatory prepayment date.

The investor has agreed to restrict its ability to convert the convertible Notes and receive shares of the Company’s common stock such that the number of shares of common stock held by the investor in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

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

We intend to continue the transition of our Company from research & development to the manufacturing and sales of our products. Because of heightened demand from other manufacturers of products in the electronic and biometric industry, and because some present and potential competitors have financial, marketing and manufacturing resources greater than we have, the lead times and delivery times from suppliers for some of the components required for the manufacture of our products are longer than anticipated. During this last Quarter the company secured and delivered orders for our PKI server software as well as USB (VKI) hardware. We have started to see a marked increase in demand for some of our orders product lines such as desk top sensors. As a result we have generated a gross profit from Sales during the last quarter underlining the positive forward momentum in sale started at the start of this year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Results of Operations -Nine Months Ended September 30, 2006 and 2005

Net Revenue

Net revenue for the nine months ended September 30, 2006 of $1,303,135 increased by $963,449 compared to net revenue of $339,686 for the same period in 2005. Revenues in the third quarter of 2006 are mainly in respect of VKI, a USB flash drive with finger print sensor and a $600,000 sale of a license to technology. All other revenues for the comparative periods are in respect of sales of capacitive fingerprint sensors, computer peripherals and software related to the use of our fingerprint authentication technology.

Cost of Goods Sold

Cost of goods sold is mainly for product components purchased from suppliers and the cost of finished products from existing inventory. These amounted to $280,962 for the nine months ended September 30, 2006 compared to $172,728 for the same period in 2005.

Gross Profit

The gross profit for the nine months ended September 30, 2006 of $1,022,173 was 78% of net sales compared to gross profit of $166,958 which was 49% of net sales for the same period in 2005. This increase in gross profit was due to a $600,000 sale of a license to technology in fiscal 2006 that had no associated costs of sales.

General and Administrative Expenses

General and administrative expenses, which include non-cash compensation expenses of $199,298, amounted to $1,390,164 for the nine months ending September 30, 2006 compared to $2,597,551, which included non-cash compensation of $527,630, for the same period in 2005. The net decrease of $1,207,387 is mainly in respect of:

•
A decrease in consulting expenses from $441,000 for the nine months ended September 30, 2005 to $157,000 for the nine months ended September 30, 2006. After the merger of Sunnyvale, the Company hired full time employees for services which were previously provided by consultants. This reduced consulting expenses.

•
Commissions and fees which decreased to $35,000 in the nine months ended September 30, 2006 compared to $50,000 for the same period in 2005. This decrease is because the Company paid commissions for equity investments in 2006.

•	A decrease in travel expenses from $131,000 for the nine months ended September 30, 2005 to $70,000 for the nine months ended September 30, 2006.

•
Stock based compensation, which decreased to $199,000 in the nine months ended September 30, 2006 compared to $573,000 for the same period in 2005 as a result of new stock based compensation vested for employees and directors of the Company in accordance with the options granted in February 2005, under the 2004 Stock Option Plan.

•
Marketing and advertising expenses decreased from $68,000 for the nine months ended September 30, 2005 to $45,000 for the nine months ended September 30, 2006. This is due to costs incurred for attendance of trade shows in 2005.

•
A decrease in salaries expense from $1,128,000 for the nine months ended September 30, 2005 to $476,000 for the six months ended September 30, 2006 as a result of the recent layoff most of the Vancouver staff.

Research and Development

Research and development expenditure for the nine months ending September 30, 2006 was $357,965, compared to $944,243 for the same period in 2005. Such expenditures are related to salaries paid to research and development staff and on-going product, hardware and software enhancements. These expenditures decreased during the nine months ending September 30, 2006 due to funding constraints.

Interest Expense

Interest expense for the nine months ending September 30, 2005 amounting to $2,607,605 was for amortization of notes discount and accrued interest on notes payable, compared to interest expense of $2,067,461 for the same period in 2005.

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

Subsequently, in April 2005, the Company completed the second round of the private placement resulting in aggregate proceeds amounting to $1,700,000.

On August 16, 2005, the third closing of the private placement was completed. As at June 30, 2006, $5,060,000 of the aggregate proceeds were received and $40,000 was deemed uncollectible.

Since October 1, 2005 we are in default in making repayments of principal and interest at the default rate of 15% per annum on the callable secured notes.

On September 28, 2006, we issued $525,000 worth of 6% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,000,000 shares of our common stock to certain accredited investors.

On September 28, 2006, the Company failed to reserve the required number of shares and defaulted on the Notes. Upon default of the Notes, the Company is required to pay the greater of: i) 140% of the principle and interest outstanding on the notes plus 15% per annum on the principle and interest outstanding or ii) the number of shares the debt is convertible into at the time of default times the highest closing stock price between the default and mandatory prepayment date.

On October 31, 2006, we issued $505,000 worth of 6% callable secured notes convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,000,000 shares of our common stock to certain accredited investors.

On October 31, 2006, the Company failed to reserve the required number of shares and defaulted on the Notes. Upon default of the Notes, the Company is required to pay the greater of: i) 140% of the principle and interest outstanding on the notes plus 15% per annum on the principle and interest outstanding or ii) the number of shares the debt is convertible into at the time of default times the highest closing stock price between the default and mandatory prepayment date.

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

As of November 17, 2006 we had 55,362,364 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 456,000,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 10,200,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible have increased due to exercise price adjustments due to default. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

On February 25, 2005, we entered into a Security Purchase Agreement involving the sale of an aggregate of $5,100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 10,200,000 shares of our common stock. The callable secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have approximately $5,025,000 callable secured convertible notes outstanding. The investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $40,000. In addition, any event of default as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $100,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE OTCBB, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

Under recently adopted rules of the NASDAQ Stock Market a listed company that has failed to file a required annual or quarterly report by the due date for such report three times in a two year period will be removed from quotation on the OTCBB. Our common stock was recently been delisted and then relisted, since during the past year we have failed to timely file our Form 10-KSB for the fiscal year ended December 31, 2005, our Form 10-QSB for the periods ended March 31, 2006 and June 30, 2006. In order to maintain our quotation on the OTCBB we must ensure that we do not file a late report in the time frame measured by the rule. Our failure to file a report on time will result in the Staff of the NASDAQ Stock Market initiating delisting proceedings pursuant to Section 6530 of the NASD Manual. Further, if our common stock is removed from quotation on the OTCBB, it may become more difficult for us to raise funds through the sales of our common stock or securities.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2005 and the nine months ended September 30, 2006, the Company carried out an evaluation, under the supervision the Chief Executive Officer who is also acting as interim Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer, also acting as Interim Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2002, the Company had licensed its OneView software to Global Alpha Corporation (“GAC”). In July 2003, the Company entered into a License Agreement (“the license”) with GAC for an exclusive license to commercialize a certain computer software system (“the System”) that is specified in the License Agreement (“the Agreement”). GAC alleges that the Agreement provides the Company (a) pay an annual license fee (b) agree to keep accurate account of its business and operations concerning the license and (c) the Company grant GAC the right (“the Put Right”) to sell the System to the Company and that the Company agrees to buy the System from GAC, on terms specified in the Agreement for the purchase price of $200,000. The Company has accrued the liability for the minimum annual license fees for the last two years to date amounting to $50,000 in its financial statements as at September 30, 2006.

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

Five former employees of Veridicom Inc. have filed claims against the Company with the Labor Commissioner in the State of California. The former employees allege that the Company owes unpaid wages, salaries and vacation pay for various periods between July 2000 and November 2003 amounting to a total of $122,099. The Company has accrued for this liability in its financial statements as at September 30, 2006. On March 21, 2005 one of the claimants signed a letter of agreement to convert his claim of $61,054 into stock based on the closing price of the Company’s common stock on that day of $2.40 per share, or a total of 25,439 shares for his entire claim. However, this settlement is subject to obtaining certain waivers and documents from the holders of the Company’s Callable Secured Convertible Notes.

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

VERIDICOM INTERNATIONAL, INC.

Date: November 20, 2006	/s/ Paul Mann
Paul Mann President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)